Form 10-Q
period 1996-09-30
EDUCATIONAL MEDICAL INC
filed 1996-11-14
CIK 1016503

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934
             FOR THE PERIOD ENDED SEPTEMBER 30, 1996
             OR
   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934
             FOR THE TRANSITION PERIOD FROM TO                 TO
                                               ---------------    ---------------

                        COMMISSION FILE NUMBER 000-21567

                           EDUCATIONAL MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     65-0038445
       (State or other jurisdiction of                        (IRS Employer
        incorporation or organization)                     Identification No.)
     1327 NORTHMEADOW PARKWAY, SUITE 132                          30076
                 ROSWELL, GA                                    (Zip Code)
   (Address of principal executive offices)

                                 (770) 475-9930
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value, 6,627,744 shares as of November 11, 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

Part I.   Financial Information
          Item 1.  Financial Statements (Unaudited)
                   Condensed consolidated balance sheets - September 30, 1996 and March 31, 1996
                   Condensed consolidated statements of income - Three months ended September
                   30, 1996 and 1995; Six months ended September 30, 1996 and 1995
                   Condensed consolidated statements of cash flows - Six months ended September
                   30, 1996 and 1995
                   Notes to condensed consolidated financial statements - September 30, 1996
          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations
Part II.  Other Information
          Item 1.  Legal Proceedings
          Item 2.  Changes in Securities
          Item 3.  Defaults upon Senior Securities
          Item 4.  Submission of Matters to a Vote of Security Holders
          Item 5.  Other Information
          Item 6.  Exhibits and Reports on Form 8-K
Signatures
The following exhibits are included herein:
          11.1 Statement re: computation of pro forma earnings per share
          11.2 Statement re: computation of historical earnings per share
          11.3 Statement re: computation of supplemental historical earnings per share
          27 Financial Data Schedule (for SEC use only)

     The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,    MARCH 31,
                                                                          1996           1996
                                                                      -------------   -----------
                                                                       (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and cash equivalents.........................................   $  1,332,364   $ 3,033,383
  Restricted cash...................................................        624,964       610,000
  Trade accounts receivable, net....................................      4,964,694     3,051,266
  Prepaid expenses..................................................      1,326,364       941,327
                                                                        -----------   -----------
          Total current assets......................................      8,248,386     7,635,976
Property and equipment, net.........................................      4,469,777     4,384,081
Deferred debt issuance costs, net...................................         94,602        96,109
Covenants not to compete, net.......................................        943,868       918,445
Goodwill and other intangible assets, net...........................      8,065,171     5,096,410
Other assets........................................................        229,210       229,210
                                                                        -----------   -----------
          Total assets..............................................   $ 22,051,014   $18,360,231
                                                                        ===========   ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $    364,559   $   213,018
  Accrued payroll compensation......................................        376,648     1,152,547
  Accrued income taxes..............................................        194,210       232,252
  Accrued expenses..................................................        674,128       881,486
  Deferred tuition income...........................................      4,546,588     2,277,919
  Current portion of long-term debt.................................      1,078,542     1,080,085
                                                                        -----------   -----------
          Total current liabilities.................................      7,234,675     5,837,307
Long-term debt, less current portion................................      7,790,549     6,059,858
Other liabilities...................................................      1,117,487       933,505
                                                                        -----------   -----------
          Total liabilities.........................................     16,142,711    12,830,670
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued and
     outstanding....................................................             --            --
  Convertible preferred stock, $.01 par value -- authorized
     1,100,000 shares; 1,023,049 shares issued and outstanding
     (liquidation preference of $6.66 per share)....................         10,230        10,230
  Additional paid-in capital on convertible preferred stock.........      6,732,160     6,732,160
  Common stock, $.01 par value -- authorized 5,833,333 shares;
     1,676,827 shares issued and outstanding........................         16,768        16,768
  Additional paid-in capital on common stock........................             35            35
  Common stock purchase warrants....................................      2,838,148     2,838,148
  Accumulated deficit...............................................     (3,654,038)   (4,032,780)
  Less treasury stock, at cost (29,165 common shares)...............        (35,000)      (35,000)
                                                                        -----------   -----------
          Total stockholders' equity................................      5,908,303     5,529,561
                                                                        -----------   -----------
          Total liabilities and stockholders' equity................   $ 22,051,014   $18,360,231
                                                                        ===========   ===========

           See notes to condensed consolidated financial statements.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                  ENDED           ENDED           ENDED           ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  1996            1995            1996            1995
                                              -------------   -------------   -------------   -------------
                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net revenues................................   $ 10,476,601    $ 9,166,846     $ 19,679,880    $ 17,928,670
Cost of education and facilities............      5,119,314      4,209,927        9,762,907       8,446,217
Selling and promotional.....................      1,480,813      1,442,338        2,899,535       2,794,729
Administrative expenses.....................      2,958,640      2,663,965        5,618,501       5,382,062
Amortization of goodwill and intangibles....        206,968        154,479          382,894         423,632
                                                -----------    -----------      -----------     -----------
Income from operations......................        710,866        696,137        1,016,043         882,030
Interest expense, net.......................        188,694        299,059          384,686         535,476
                                                -----------    -----------      -----------     -----------
Income before income taxes..................        522,172        397,078          631,357         346,554
Provision for income taxes..................        208,941        170,000          252,615         181,595
                                                -----------    -----------      -----------     -----------
          Net income........................   $    313,231    $   227,078     $    378,742    $    164,959
                                                ===========    ===========      ===========     ===========
Pro forma net income per share..............   $        .07    $       .05     $        .08    $        .04
                                                ===========    ===========      ===========     ===========
Pro forma weighted average shares
  outstanding...............................      4,707,124      4,707,124        4,707,124       4,707,124
                                                ===========    ===========      ===========     ===========
Historical net income per share.............   $        .07    $       .06     $        .08    $        .04
                                                ===========    ===========      ===========     ===========
Historical weighted average shares
  outstanding...............................      4,786,557      3,748,815        4,786,557       3,748,815
                                                ===========    ===========      ===========     ===========
OTHER OPERATING DATA:
Number of schools at end of period..........             17             14               17              14
Number of students at end of period.........          5,170          4,285            5,170           4,285
Number of new starts at end of period.......          1,989          1,900            3,118           3,071

           See notes to condensed consolidated financial statements.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                       1996               1995
                                                                 ----------------   ----------------
                                                                   (UNAUDITED)        (UNAUDITED)
OPERATING ACTIVITIES
Net income.....................................................    $    378,742       $    164,959
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation.................................................         562,065            435,142
  Amortization of other assets.................................         363,025            358,951
  Provision for losses on accounts receivable..................         769,434            607,564
  Amortization of discount on long-term debt...................          24,936            108,258
  Changes in operating assets and liabilities, net of assets
     acquired and liabilities assumed..........................      (2,512,134)          (800,789)
                                                                    -----------        -----------
          Net cash provided by (used in) operating
            activities.........................................        (413,932)           874,085
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired...................         (50,000)                --
Purchases of property and equipment, net.......................        (491,299)          (460,548)
                                                                    -----------        -----------
          Net cash used in investing activities................        (541,299)          (460,548)
FINANCING ACTIVITIES
Principal payments on long term debt...........................        (745,788)        (1,377,032)
                                                                    -----------        -----------
          Net cash used in financing activities................        (745,788)        (1,377,032)
                                                                    -----------        -----------
Decrease in cash and cash equivalents..........................      (1,701,019)          (963,495)
Cash and cash equivalents at beginning of period...............       3,033,383          2,854,676
                                                                    -----------        -----------
Cash and cash equivalents at end of period.....................    $  1,332,364       $  1,891,181
                                                                    ===========        ===========

           See notes to condensed consolidated financial statements.

                           EDUCATIONAL MEDICAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30 ,1996

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 No. 333-09777 and related prospectus filed with the Securities and Exchange Commission on October 28, 1996 (the "Registration Statement").

     The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  INITIAL PUBLIC OFFERING

     On October 28, 1996, the Company completed its initial public offering ("IPO") of common stock. A total of 2,400,000 shares were sold at $10 per share which included 2,200,000 shares sold by the Company and 200,000 shares sold by certain selling stockholders. The net proceeds to the Company were approximately $19.7 million and were partially used to repay $4.8 million in debt. The balance of the offering proceeds will be used for general corporate purposes, including the expansion of its operations through the acquisition of additional schools.

     As a result of the early extinguishment of the $4.8 million in debt in the third quarter of fiscal year 1997, the Company will incur an extraordinary loss of approximately $557,000 because of the write-off of associated unamortized deferred debt issuance costs and unamortized debt discount.

3.  EARNINGS PER SHARE

     Pro forma net income per share for periods prior to the IPO were computed by dividing net income by weighted average number of shares of common stock outstanding after giving effect to (i) the automatic conversion of all of the outstanding shares of convertible preferred stock into 1,705,082 shares of common stock, (ii) the issuance of 141,667 shares of common stock upon exercise of certain outstanding warrants and (iii) the issuance of 933,333 shares of common stock upon the cashless exercise of outstanding warrants to purchase 1,333,333 shares of common stock, plus (iv) cheap stock as defined below.

     Historical net income per share was computed using the requirements of Accounting Principles Board Opinion No. 15 and SEC Staff Accounting Bulletin No. 83.

     Pursuant to SEC Staff Accounting Bulletin No. 83, common stock and common stock equivalents issued at prices equal to or below the IPO price per share ("cheap stock") during the twelve month period immediately preceding the initial filing date of the Company's registration statement for the IPO (August 8, 1996) have been included in both pro forma and historical earnings per share as if outstanding for all periods presented (using the treasury stock method at the offering price).

     Supplemental net income per common share was computed using the weighted average number of common and common equivalent shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $4.8 million with proceeds of the IPO, as if such shares had been issued and repayment had occurred at the beginning of the fiscal period. The computations of

                           EDUCATIONAL MEDICAL, INC.

supplemental historical net income per share for the three and six months ended September 30, 1996 are $.08 and $.12, respectively.

     Retroactive restatement has been made to all share, weighted average shares and all net income per share calculations for the stock split effected on June 20, 1996.

4.  TEXAS ACQUISITION

     On September 6, 1996, the Company entered into an acquisition agreement providing for the purchase of three schools located in Texas for $2.5 million subject to approval by the Texas Workforce Commission. As of September 30, 1996, approximately 646 students attended the schools, which offer healthcare diploma programs and are located in San Antonio, McAllen and El Paso, Texas. The schools had combined net revenues of approximately $4.7 million and combined income from operations of approximately $630,000 for the year ended December 31, 1995. The Company has accounted for the acquisition as a purchase, effective September 6, 1996. Results of operations of the Texas schools after this date are included in the consolidated results of the Company.

     The Company financed the purchase of the Texas schools as follows: $50,000 was paid on September 6, 1996, $50,000 was paid upon approval by the Texas Workforce Commission (which was received on November 1, 1996), $1,150,000 will be paid upon approval by the Department of Education and the remaining $1,250,000 is payable in the form of a five-year promissory note bearing interest at 8% per annum and due in five equal annual principal payments.

     Pro forma financial information as if the Texas acquisition was consummated on April 1, 1996, assuming the same pro forma adjustments set forth in the Company's Registration Statement, is as follows:

                                                                               SIX MONTHS
                                                                                  ENDED
                                                                              SEPTEMBER 30,
                                                                                  1996
                                                                              -------------
    Net revenues............................................................   $ 21,829,000
    Net income..............................................................   $    592,000
    Historical net income per share.........................................   $        .12

     Financial information related to the Texas acquisition is not available on an interim basis for 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS)

     The following table sets forth the percentage relationship of certain statement of operations data to net revenue for the periods indicated.

                             RESULTS OF OPERATIONS

                                               THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                   ENDED           ENDED           ENDED           ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1996            1995            1996            1995
                                               -------------   -------------   -------------   -------------
                                                (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net revenue..................................      100.0%          100.0%          100.0%          100.0%
Cost of education and facilities.............       48.9            45.9            49.6            47.1
Selling and promotional expenses.............       14.1            15.7            14.7            15.6
Administrative expenses......................       28.2            29.1            28.5            30.0
Amortization of goodwill and intangibles.....        2.0             1.7             2.0             2.4
                                                   -----           -----           -----           -----
     Income from operations..................        6.8             7.6             5.2             4.9
Interest expense, net........................        1.8             3.3             2.0             3.0
                                                   -----           -----           -----           -----
     Income before income taxes..............        5.0             4.3             3.2             1.9
Provision for income taxes...................        2.0             1.8             1.3             1.0
                                                   -----           -----           -----           -----
          Net income.........................        3.0%            2.5%            1.9%            0.9%
                                                   =====           =====           =====           =====

  Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995

     Net Revenue. Net revenue increased by $1,310 or 14.3%, to $10,477 for the three months ended September 30, 1996 from $9,167 for the three months ended September 30, 1995. Factors contributing to revenue growth included an increase in the number of students attending the Company's schools during the respective periods, the addition of the Texas schools (San Antonio, El Paso, and McAllen) and an approximate 4.0% increase in tuition rates. The number of students attending the Company's schools at the end of the quarter increased 20.7% from the end of the same quarter in 1996. The number of new student starts at the Company's schools during the three months ended September 30, 1996 increased to 1,989 from 1,900 for the corresponding three months of the prior year, a 4.7% increase. This increase in new student starts for the quarter is due primarily to the addition of the Texas schools. The Company's San Diego area schools experienced a reduction in new student starts for its medical assistant and medical administration programs from 490 to 442 for the three months ended September 30, 1996. The Company believes the decline in new student starts is attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area. These reductions were partially offset by the introduction of two new programs, Patient Care Services and Occupational Therapy Assistant, at the San Diego area schools, which accounted for 82 new starts for the three months ended September 30, 1996 compared to 37 starts for the corresponding period of the prior year. New student starts were also adversely impacted by the Company's decision to relocate its Staunton, Virginia school and the resulting discontinuance of new student starts at this location. As a result, there were no new student starts at Staunton for the three month period ended September 30, 1996 compared to 34 in the corresponding prior period. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during the corresponding three months of the prior year.

     Cost of Education and Facilities. Cost of education and facilities increased by $909, or 21.6%, to $5,119 for the three months ended September 30, 1996 from $4,210 for the three months ended September 30, 1995 principally as a result of facility expansions, the addition of the Texas schools, and costs associated with the addition of the new programs in 1996 at the Company's San Diego, California location. The cost of education and facilities as a percentage of net revenue was 48.9% in 1996 compared with 45.9% in 1995.

     Selling and Promotional. Selling and promotional expenses increased by $39, or 2.7%, to $1,481 for the three months ended September 30, 1996 from $1,442 for the three months ended September 30, 1995. Selling and promotional expenses as a percentage of net revenue was 14.1% in 1996 compared with 15.7%, in 1995.

     Administrative. Administrative expenses increased by $295, or 11.1%, to $2,959 for the three months ended September 30, 1996 from $2,664 for the three months ended September 30, 1995. Administrative expense as a percentage of net revenue declined to 28.2% in 1996 compared with 29.1% in 1995 as a result of the Company's ability to leverage fixed costs at the home office, regional, and school levels.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $53, or 34.4%, to $207 for the three months ended September 30, 1996 from $154 for the three months ended September 30, 1995. The increase was primarily a result of the amortization of goodwill arising from the acquisition of goodwill related to the Texas schools.

     Interest Expense, Net. Net interest expense decreased $110, or 36.8%, to $189 for the three months ended September 30, 1996 from $299 for the three months ended September 30, 1995 principally as a result of lower debt levels and increased interest income during the three months ended September 30, 1996.

     Income Taxes. Income taxes increased by $39 to $209 for the three months ended September 30, 1996 from $170 for the three months ended September 30, 1995 due to the increase in income before income taxes of $125. The effective income tax rate for the three months ended September 30, 1996 was 40.0% compared to 42.8% for the three months ended September 30, 1995.

     Net Income. Net income increased to $313 for the three months ended September 30, 1996 from net income of $227 for the three months ended September 30, 1995 principally as a result of increased net revenues and reduced expenses as a percentage of revenue.

  Six Months Ended September 30, 1996 Compared With Six Months Ended September 30, 1995

     Net Revenue. Net revenue increased by $1,751, or 9.8%, to $19,680 for the six months ended September 30, 1996 from $17,929 for the six months ended September 30, 1995. Factors contributing to revenue growth included an increase in the number of students attending the Company's schools and an approximate 8.6% improvement in tuition earned per student as a result of an approximate 4.0% increase in tuition rates and introduction of new programs at higher tuition levels. The number of new student starts at the Company's schools during the six months ended September 30, 1996 increased to 3,118 from 3,071 for the corresponding six months of the prior year, a 1.5% increase primarily as a result of the Texas acquisition in September, 1996. The Company experienced a reduction in starts in the Company's medical assistant and medical administration programs in the three San Diego area schools from 907 to 707 for the six months ended September 30, 1996. The Company believes the decline in starts is attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area. These reductions were partially offset by an increasing number of new student starts in other schools and the introduction of two new programs, Patient Care Services and Occupational Therapy Assistant at the San Diego school which accounted for 134 new starts for the six months ended September 30, 1996 compared to 37 for the six months ended September 30, 1995. These new programs were developed during the 1996 fiscal year in response to the above mentioned shift in employer requirements for medical assistants. In addition, the Company determined to relocate its Staunton, Virginia school which resulted in no new student starts for the 1996 period compared to 66 for the corresponding 1995 period. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during the corresponding six months of the prior year.

     Cost of Education and Facilities. Cost of education and facilities increased by $1,317, or 15.6%, to $9,763 for the six months ended September 30, 1996 from $8,446 for the six months ended September 30, 1995 principally as a result of facility expansions, the acquisition of the Texas schools, and the costs associated with the addition of the new programs in 1996 at the Company's San Diego, California location. The cost of education and facilities as a percentage of net revenue was 49.6% in 1996 compared with 47.1% in 1995.

     Selling and Promotional. Selling and promotional expenses increased by $105, or 3.8%, to $2,900 for the six months ended September 30, 1996 from $2,795 for the six months ended September 30, 1995. Selling and promotional expenses as a percentage of net revenue was 14.7% in 1996 compared with 15.6%, in 1995.

     Administrative. Administrative expenses increased by $237, or 4.4%, to $5,619 for the six months ended September 30, 1996 from $5,382 for the six months ended September 30, 1995. Administrative expense as a percentage of net revenue declined to 28.5% in 1996 compared with 30.0% in 1995.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles declined $41, or 9.7%, to $383 for the six months ended September 30, 1996 from $424 for the six months ended September 30, 1995. The decline was a result of fully amortizing certain intangible assets acquired in connection with the purchase of schools in fiscal 1992 and prior, offset by amortization resulting from the acquisition of the Texas schools.

     Interest Expense, Net. Net interest expense decreased $150, or 28.0%, to $385 for the six months ended September 30, 1996 from $535 for the six months ended September 30, 1995 principally as a result of lower debt levels and increased interest income during the six months ended September 30, 1996.

     Income Taxes. Income taxes increased by $71 to $253 for the six months ended September 30, 1996 from $182 for the six months ended September 30, 1995 due to the increase in income before income taxes of $285. The effective income tax rate for the six months ended September 30, 1996 was 40.0% compared to 52% for the comparable period of 1995.

     Net Income. Net income increased to $379 for the six months ended September 30, 1996 from net income of $165 for the six months ended September 30, 1995 principally as a result of increased net revenues and reduced expenses as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities for the six months ended September 30, 1996 and 1995 was ($414) and $874, respectively. The use of cash experienced for the six months ended September 30, 1996 was as a result of federal and state income tax payments and larger payments of employee bonuses compared to the first half of the previous year. The Company's principal sources of funds at September 30, 1996 were cash and cash equivalents of $1,332 and accounts receivable of $4,965.

     Historically, the Company's investment activity has primarily consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $491 and $461 for the six months ended September 30, 1996 and 1995, respectively, as a result of purchasing additional equipment and upgrading and replacing existing equipment such as computers and medical equipment, for school programs, and expanding facilities at some of the Company's schools.

     The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased, with the exception of the land and building owned by the Company in Dayton, Ohio. The Company plans to continue to expand current facilities, upgrade and replace equipment, and acquire new schools. The Company expects that its fiscal 1997 operations and planned capital expenditures funded through cash to be generated from existing operations.

     Cash flow from operations on a long-term basis is highly dependent on the receipt of funds from Title IV Programs, and presently a majority of the Company's net revenues are derived from Title IV programs. Disbursement of Title IV Program funds is dictated by federal regulations. For students enrolled in "non-term" programs, (i.e., not divided into quarters or semesters), payments are generally made in two equal installments, one in the first 30 days following the student's first day of class and the second when the student reaches the midpoint of the program. For students enrolled in term programs (i.e., quarters or semesters) payments are made at the beginning of each term, with the exception of the initial disbursement which is made 30 days following the student's first day of class.

     In connection with the Texas Acquisition, the Company will make payments of approximately $1,250,000 to the sellers in fiscal 1997 and note payments of approximately $250,000 in fiscal 1998. In addition, the Company's Title IV funding for its Texas schools has been suspended pending Department of Education recertification.

     The Company anticipates that it will need additional debt or equity financing, in addition to the proceeds of the Company's Initial Offering, in order to carry out its strategy of growth through acquisitions. The amount of financing which the Company may need will vary depending on the timing and size of acquisitions and the sellers' willingness to provide financing. In August, 1996 the Company received a loan commitment from a major U.S. bank for $17.5 million of which $5 million is for a three year revolving line of credit and the remainder a three year term loan (the "Proposed Bank Line of Credit"). Subject to certain financial conditions of the Company and the use of all the net proceeds received by the Company from the Company's Initial Offering, the term loan commitment begins at $5 million in the first year, increasing to $7.5 million in the second year and then to $12.5 million in the third year. Interest will be charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company and depending on whether drawn under the revolving line of credit or the term loan. In addition, the Proposed Bank Line of Credit requires fees for the borrowing commitment. The commitment contains restrictions on the payment of dividends and incurrence of additional debt, contains various financial covenants and is subject to the successful completion of the Offering and signing of a definitive agreement thereafter. The loan will be secured by substantially all of the assets of the Company. In addition, the Company must pay a $200,000 fee to a third party for securing the commitment, when the definitive agreement is signed. To the extent that the Company requires additional financing in the future and is unable to obtain such additional financing, it may not be able to implement fully its growth strategy. The Company believes this Proposed Bank Line of Credit will be adequate to meet the financing needs for at least the next twelve months. However, the commitment is subject to the execution of definitive agreements which are currently being negotiated. There can be no assurance that such agreements will be entered into. If the Proposed Bank Line of Credit is not available, there can be no assurance that any necessary additional financing, whether debt or equity, will be obtainable on terms favorable to, or affordable by, the Company.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In September 1995, the Company filed suit in the California Superior Court in connection with its 1993 purchase of its North Hollywood, California school. The suit alleges that the sellers made significant financial and operational misrepresentations to the Company, principally with respect to the number of active earning students enrolled at the school and that these misrepresentations inflated the perceived value of the school. The Company is seeking damages from the sellers, and, pending the resolution of the case, is making payments due to the sellers in connection with the acquisition into an escrow account. The sellers have denied the Company's allegations and filed a cross-complaint against the Company seeking an indeterminate amount of damages and alleging, among other things, breach of contract and fraud. The matter is in the initial stages of discovery and is expected to be set for trial in the first calendar quarter of 1997. The Company is unable to predict the outcome of this matter at this time.

     The Company is also a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

     Pursuant to a Written Consent of a Majority of the Stockholders of Educational Medical, Inc. in lieu of a Special Meeting, effective July 30, 1996, the Company amended its Restated Certificate of Incorporation. The Amendment was approved by 764,779 out of 1,023,049 outstanding shares of Convertible Preferred Shares and 777,856 out of 988,595 outstanding shares of Common Stock. The Amendment provided, among other things, for (1) the increase of authorized shares to 21,023,049 (15,000,000 shares of Common Stock, 1,023,049 Series A Preferred Stock, and 5,000,000 shares of "blank check preferred stock," all at a par value of $.01 per share); (2) automatic conversion of the Series A Preferred Stock into Common Stock upon the Securities and Exchange Commission declaring effective a registration statement under the Securities Exchange Act of 1933, as amended; (3) a stock split whereby each issued and outstanding three shares of Common Stock were split into five shares of validly issued, fully paid non-assessable shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 20, 1996, the Company's Board of Directors (the "Board") adopted a Non-Employee Director Stock Option Plan (the "Directors' Plan") to attract and retain the services of non-employee members of the Board and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company. The maximum number of shares of Common Stock with respect to which options may be granted under the Directors' Plan is 200,000 shares. As of September 27, 1996, the holders of 1,467,950 shares of Common Stock and 909,213 shares of Preferred Stock out of 1,593,354 and 1,023,049 outstanding shares, respectively, approved the Directors' Plan by written consent.

     As of the date the Directors' Plan was adopted by the Board, each of the four existing non-employee directors was granted, contingent upon completion of the Initial Public Offering (which was completed October 28, 1996), options to purchase 25,000 shares of Common Stock of the Company at the initial public offering price of $10.00 per share. As of September 27, 1996, the holders of a majority of the shares who were not affiliated with any director ratified the granting of these options with 293,661 out of 532,901 outstanding non-affiliated shares approving the grant.

     Also on June 20, 1996, the Board authorized the 1996 Stock Incentive Plan for executive and other employees of the Company, including a limited number of outside consultants and advisors, effective as of the completion of the Initial Public Offering (which was completed October 28, 1996) (the "Stock Option Plan"). Under the Stock Option Plan, employees, outside consultants, and advisors of the Company (as defined in the Stock Option Plan) may receive awards of stock options (both Non-qualified Options and Incentive Options, as defined in the Stock Option Plan), stock appreciation rights or restricted stock. A maximum of 961,666 shares of Common Stock will be subject to the Stock Option Plan. As of September 27, 1996, the holders of 1,467,950 shares of Common Stock and 909,213 shares of Preferred Stock out of 1,593,354 and 1,023,049 outstanding shares, respectively, approved the Stock Option Plan by written consent.

     See Item 2 for a description of the July 30, 1996 Eighth Amendment to the Restated Certificate of Incorporation approved by Written Consent of a Majority of Stockholders in Lieu of a Special Meeting.

ITEM 5.  OTHER INFORMATION

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

                                          EDUCATIONAL MEDICAL, INC.

                                                  /s/  VINCE PISANO
                                          --------------------------------------
                                                       Vince Pisano
                                                 Chief Financial Officer
                                               Principal Financial Officer
                                                           and
                                               Principal Accounting Officer

Date: November 14, 1996