Form 10-Q
period 1996-12-31
EDUCATIONAL MEDICAL INC
filed 1997-02-13
CIK 1016503

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE PERIOD ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER        000-21567

                           EDUCATIONAL MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       65-0038445
      (State or other jurisdiction of                          (IRS Employer
       incorporation or organization)                       Identification No.)

    1327 NORTHMEADOW PARKWAY, SUITE 132
                ROSWELL, GA                                        30076
  (Address of principal executive offices)                       (Zip Code)

                                 (770) 475-9930
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No  ___

    Applicable Only to Issuers Involved in Bankruptcy Proceedings During the
                              Preceding Five Years

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes  ___      No  ___

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value, 6,627,744 shares as of February 10, 1997

================================================================================

                           EDUCATIONAL MEDICAL, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited)
     Condensed consolidated balance sheets -- December 31,
      1996 and March 31, 1996...............................
     Condensed consolidated statements of operations --Three
      months ended December 31, 1996 and 1995; Nine months
      ended December 31, 1996 and 1995......................
     Condensed consolidated statements of cash flows -- Nine
      months ended December 31, 1996 and 1995...............
     Notes to condensed consolidated financial statements...
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............
PART II.  OTHER INFORMATION
  Item 1.  Legal Proceedings................................
  Item 2.  Changes in Securities............................
  Item 3.  Defaults upon Senior Securities..................
  Item 4.  Submission of Matters to a Vote of Security
     Holders................................................
  Item 5.  Other Information................................
  Item 6.  Exhibits and Reports on Form 8-K.................
SIGNATURES
The following exhibits are included herein:
  11.1 Statement re: computation of pro forma earnings per
     share..................................................
  11.2 Statement re: computation of historical earnings per
     share..................................................
  11.3 Statement re: computation of supplemental historical
     earnings per share.....................................
  27 Financial Data Schedule (for SEC use only).............

                           EDUCATIONAL MEDICAL, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,             MARCH 31,
                                                                      1996                    1996
                                                              --------------------    --------------------
                                                                  (UNAUDITED)
                                                  ASSETS
Current assets:
  Cash and cash equivalents.................................      $15,972,702             $ 3,033,383
  Restricted cash...........................................          632,572                 610,000
  Trade accounts receivable, net............................        4,920,540               3,051,266
  Prepaid expenses..........................................        1,198,223                 941,327
                                                                  -----------             -----------
          Total current assets..............................       22,724,037               7,635,976
Property and equipment, net.................................        4,764,173               4,384,081
Deferred debt issuance costs, net...........................           54,295                  96,109
Covenants not to compete, net...............................          879,449                 918,445
Goodwill and other intangible assets, net...................       10,304,954               5,096,410
Other assets................................................          229,213                 229,210
                                                                  -----------             -----------
          Total assets......................................      $38,956,121             $18,360,231
                                                                  ===========             ===========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $    33,369             $   213,018
  Accrued payroll compensation..............................          788,651               1,152,547
  Accrued income taxes......................................           15,626                 232,252
  Accrued expenses..........................................          651,742                 881,486
  Deferred tuition income...................................        5,071,912               2,277,919
  Current portion of long-term debt.........................          927,332               1,080,085
                                                                  -----------             -----------
          Total current liabilities.........................        7,488,632               5,837,307
Long-term debt, less current portion........................        4,812,370               6,059,858
Other liabilities...........................................        1,162,944                 933,505
                                                                  -----------             -----------
          Total liabilities.................................       13,463,946              12,830,670
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued
     and outstanding........................................               --                      --
  Convertible preferred stock, $.01 par value -- authorized
     1,100,000 shares; 1,023,049 shares issued and
     outstanding (liquidation preference of $6.66 per
     share).................................................               --                  10,230
  Additional paid-in capital on convertible preferred
     stock..................................................               --               6,732,160
  Common stock, $.01 par value -- authorized 15,000,000
     shares, 6,627,744 issued and outstanding at December
     31, 1996, and 1,676,827 at March 31, 1996..............           66,277                  16,768
  Additional paid-in capital on common stock................       28,689,475                      35
  Common stock purchase warrants............................               --               2,838,148
  Accumulated deficit.......................................       (3,228,577)             (4,032,780)
  Less treasury stock, at cost (29,165 common shares).......          (35,000)                (35,000)
                                                                  -----------             -----------
          Total stockholders' equity........................       25,492,175               5,529,561
                                                                  -----------             -----------
          Total liabilities and stockholders' equity........      $38,956,121             $18,360,231
                                                                  ===========             ===========

           See notes to condensed consolidated financial statements.

                           EDUCATIONAL MEDICAL, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                                                  ENDED          ENDED          ENDED          ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1996           1995           1996           1995
                                               ------------   ------------   ------------   ------------
                                               (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net revenues.................................  $11,622,175    $10,164,444     $31,302,066    $28,093,114
School operating costs:
  Cost of education and facilities...........    5,503,037      4,415,897      15,265,955     12,862,114
  Selling and promotional....................    1,723,217      1,402,228       4,622,752      4,196,957
  Administrative expenses....................    3,267,291      2,942,088       8,885,976      8,324,150
  Amortization of goodwill and intangibles...      249,018        218,142         631,912        641,774
  Other expense..............................           --      1,115,000              --      1,115,000
                                               -----------    -----------     -----------    -----------
Income from operations.......................      879,612         71,089       1,895,471        953,119
Interest (income) expense, net...............      (69,664)       217,387         315,206        752,863
                                               -----------    -----------     -----------    -----------
Income (loss) before income taxes and
  extraordinary loss.........................      949,276       (146,298)      1,580,265        200,256
Provision for income taxes...................      316,189        231,364         568,964        412,959
                                               -----------    -----------     -----------    -----------
Income (loss) before extraordinary items.....      633,087       (377,662)      1,011,301       (212,703)
Extraordinary loss net of income taxes.......      308,683             --         308,683             --
                                               -----------    -----------     -----------    -----------
Net income (loss)............................  $   324,404    $  (377,662)    $   702,618    $  (212,703)
                                               ===========    ===========     ===========    ===========
Pro forma net income (loss) before
  extraordinary items per share..............  $       .10    $      (.08)    $       .19    $      (.05)
Pro forma net income (loss) per share........  $       .05    $      (.08)    $       .13    $      (.05)
                                               ===========    ===========     ===========    ===========
Pro forma weighted average shares
  outstanding................................    6,299,373      4,707,124       5,237,874      4,707,124
                                               ===========    ===========     ===========    ===========
Historical net income (loss) before
  extraordinary items per share..............  $       .10    $      (.10)    $       .19    $      (.06)
Historical net income (loss) per share.......  $       .05    $      (.10)    $       .13    $      (.06)
                                               ===========    ===========     ===========    ===========
Historical weighted average shares
  outstanding................................    6,299,373      3,773,316       5,290,829      3,756,983
                                               ===========    ===========     ===========    ===========
OTHER OPERATING DATA:
  Number of school at end of period..........           17             14              17             14
  Number of students at end of period........        4,955          4,136           4,955          4,136
  Number of new student starts during the
     period..................................        1,086          1,100           4,204          4,171

           See notes to condensed consolidated financial statements.

                           EDUCATIONAL MEDICAL, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS    NINE MONTHS
                                                                 ENDED          ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES
Net income (loss)...........................................   $   702,618    $  (212,703)
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................       880,679        684,415
  Amortization of other assets..............................       707,929        600,317
  Provision for losses on accounts receivable...............       862,866        880,969
  Amortization of discount on long-term debt................       216,054        162,387
  Changes in operating assets and liabilities, net of the
     effects of purchases of businesses.....................    (1,997,140)     1,024,257
                                                               -----------    -----------
          Net cash provided by operating activities.........     1,373,006      3,139,642
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired................    (1,450,000)            --
Purchases of property and equipment, net....................      (827,390)      (766,167)
                                                               -----------    -----------
Net cash used in investing activities.......................    (2,277,390)      (766,167)
FINANCING ACTIVITIES
Net proceeds from the issuance of common stock..............    19,259,998             --
Principal payments on long term debt........................    (5,416,295)    (1,433,521)
                                                               -----------    -----------
Net cash provided by (used in) financing activities.........    13,843,703     (1,433,521)
                                                               -----------    -----------
Increase in cash and cash equivalents.......................    12,939,319        939,954
Cash and cash equivalents at beginning of period............     3,033,383      2,479,619
                                                               -----------    -----------
Cash and cash equivalents at end of period..................   $15,972,702    $ 3,419,573
                                                               ===========    ===========

           See notes to condensed consolidated financial statements.

                           EDUCATIONAL MEDICAL, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31 ,1996

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 No. 333-09777 and related prospectus filed with the Securities and Exchange Commission on October 28, 1996.

     The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  INITIAL PUBLIC OFFERING

     On October 28, 1996, the Company completed its Initial Public Offering ("IPO") of common stock. A total of 2,400,000 shares were sold at $10 per share which included 2,200,000 shares sold by the Company and 200,000 shares sold by certain selling stockholders. The net proceeds to the Company were approximately $19.2 million and were partially used to repay $4.8 million in subordinated debt. The balance of the offering proceeds will be used for general corporate purposes, including the expansion of its operations through the acquisition of additional schools.

     In connection with the early extinguishment of the $4.8 million in subordinated debt in the third quarter of fiscal year 1997, the Company incurred an extraordinary loss of $308,683, net of tax, as a result of the write-off of associated unamortized deferred debt issuance costs and unamortized debt discount.

3.  EARNINGS PER SHARE

     Pro forma net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding after giving effect as of the beginning of the period to (i) the automatic conversion of all of the outstanding shares of convertible preferred stock into 1,705,082 shares of common stock, (ii) the issuance of 141,667 shares of common stock upon exercise of certain outstanding warrants and (iii) the issuance of 933,333 shares of common stock upon the cashless exercise of outstanding warrants to purchase 1,333,333 shares of common stock, plus (iv) cheap stock as defined below.

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

     Supplemental net income per common share was computed using the weighted average number of common and common equivalent shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long-term debt of $4.8 million with proceeds of the IPO, as if such shares had been issued and repayment had occurred at the beginning of the fiscal period. Supplemental

                           EDUCATIONAL MEDICAL, INC.

historical net income per share for the three and nine months ended December 31, 1996 were $.06 and $.19, respectively.

     Retroactive restatement has been made to all share, weighted average shares and all net income per share calculations for the stock split effected on June 20, 1996.

4.  ACQUISITIONS

TEXAS ACQUISITION

     On September 6, 1996, the Company entered into an acquisition agreement providing for the purchase of three schools located in Texas for $2.5 million, subject to approval by the Texas Workforce Commission. This approval was granted on November 1, 1996. The schools offer healthcare diploma programs and are located in San Antonio, McAllen and El Paso, Texas. The schools had combined net revenues of approximately $4.7 million and combined income from operations of approximately $630,000 for the year ended December 31, 1995. The Company has accounted for the acquisition as a purchase, effective September 6, 1996. Results of operations of the Texas schools after this date are included in the consolidated results of the Company.

     The Company financed the purchase of the Texas schools as follows: $50,000 was paid on September 6, 1996, $50,000 was paid upon approval by the Texas Workforce Commission, $1,150,000 will be paid within 30 calendar days following the approval of the Department of Education and the remaining $1,250,000 is payable in the form of a five-year promissory note bearing interest at 8% per annum and due in five equal annual principal payments.

MARYLAND ACQUISITION

     On December 13, 1996, the Company entered into an acquisition agreement providing for the purchase of one school located in Hagerstown, Maryland for $2.7 million subject to approval by the State of Maryland. This approval was granted on December 20, 1996. As of December 31, 1996, approximately 425 students attended the school which offers healthcare and business diploma and degree programs. The school had net revenues of approximately $2.3 million and income from operations of approximately $589,000 for the year ended October 31, 1996. The Company has accounted for the acquisition as a purchase effective December 13, 1996. Results of operations of the Maryland school after this date are included in the consolidated results of the Company.

     The Company financed the purchase of the Maryland school as follows:
$1,350,000 was paid on December 31, 1996, $1,350,000 will be paid within 30 calendar days following the approval of the Department of Education.

     Pro forma financial information as if the Texas and Maryland acquisitions were consummated on April 1, 1996 and 1995, is as follows:

                                                            NINE MONTHS     NINE MONTHS
                                                               ENDED           ENDED
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1996            1995
                                                            ------------    ------------
Net revenues..............................................   $35,446,799     $33,536,487
Net income................................................     1,141,836         436,361
Historical net income per share...........................           .18             .08

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS)

     The following table sets forth the percentage relationship of certain statement of operations data to net revenue for the periods indicated.

RESULTS OF OPERATIONS

                                                 THREE MONTHS   THREE MONTHS   NINE MONTHS    NINE MONTHS
                                                    ENDED          ENDED          ENDED          ENDED
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     1996           1995           1996           1995
                                                 ------------   ------------   ------------   ------------
                                                 (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net revenue....................................     100.0%         100.0%          100.0%         100.0%
  Cost of education and facilities.............      47.4           43.5            48.8           45.8
  Selling and promotional expenses.............      14.8           13.8            14.8           14.9
  Administrative expenses......................      28.1           28.9            28.4           29.6
  Amortization of goodwill and intangibles.....       2.1            2.1             2.0            2.3
  Other expenses...............................       0.0           11.0             0.0            4.0
                                                    -----          -----           -----          -----
Income from operations.........................       7.6            0.7             6.0            3.4
Interest expense, net..........................      (0.6)           2.1             1.0            2.7
                                                    -----          -----           -----          -----
  Income (loss) before income taxes............       8.2           (1.4)            5.0            0.7
Provision for income taxes.....................       2.7            2.3             1.8            1.5
                                                    -----          -----           -----          -----
          Net income (loss) before
            extraordinary loss.................       5.5           (3.7)            3.2           (0.8)
Extraordinary loss.............................       2.7            0.0             1.0            0.0
                                                    -----          -----           -----          -----
          Net income (loss)....................       2.8%          (3.7)%           2.2%          (0.8)%
                                                    =====          =====           =====          =====

  Three Months Ended December 31, 1996 Compared With Three Months Ended December 31, 1995

     Net Revenue. Net revenue increased by $1,458 or 14.3%, to $11,622 for the three months ended December 31, 1996 from $10,164 for the three months ended December 31, 1995. Revenue growth was primarily a result of the addition of the Texas and Maryland schools. The number of students attending the Company's schools at the end of the quarter increased 19.8% to 4,955 from 4,136 for the end of the same quarter in 1996 principally as a result of the addition of the Texas and Maryland schools. The number of new student starts at the Company's schools during the three months ended December 31, 1996 decreased to 1,086 from 1,100 for the corresponding three months of the prior year, a 1.3% decrease. The Company's San Diego area schools experienced a decline in new student starts of 154 for the current quarter as compared to the corresponding period of the prior year, principally in its medical assistant and medical administration programs. The Company believes the decline in new student starts is attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area. In addition, as a result of schedule changes, new student starts at the Company's Dayton, Ohio school occurred in the second quarter of the current year compared to the third quarter of the prior year and, as a result, new student starts at the Dayton school declined by 111 in the third quarter of the current fiscal year. All other schools recorded a combined increase in new student starts, largely offsetting the declines discussed above. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during the corresponding three months of the prior year.

     Cost of Education and Facilities. Cost of education and facilities increased by $1,087, or 24.6%, to $5,503 for the three months ended December 31, 1996 from $4,416 for the three months ended December 31, 1995 principally as a result of facility expansions, the addition of the Texas and Maryland schools, and costs associated with the addition of two new programs at the Company's San Diego, California location. The cost of education and facilities as a percentage of net revenue was 47.4% in 1996 compared with 43.5% in 1995.

     Selling and Promotional. Selling and promotional expenses increased by $321, or 22.9%, to $1,723 for the three months ended December 31, 1996 from $1,402 for the three months ended December 31, 1995. Selling and promotional expenses as a percentage of net revenue was 14.8% in 1996 compared with 13.8% in 1995. The increased expenses were planned and designed to increase the number of inquiries from prospective students in future periods.

     Administrative. Administrative expenses increased by $325, or 11.1%, to $3,267 for the three months ended December 31, 1996 from $2,942 for the three months ended December 31, 1995. Administrative expense as a percentage of net revenue declined to 28.1% in 1996 compared with 28.9% in 1995 as a result of the Company's ability to leverage fixed costs at the home office, regional, and school levels.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $31, or 14.2%, to $249 for the three months ended December 31, 1996 from $218 for the three months ended December 31, 1995. The increase was primarily a result of the amortization of goodwill arising from the acquisitions of the Texas and Maryland schools.

     Interest (Income) Expense, Net. Net interest expense decreased $287 to $70 of interest income for the three months ended December 31, 1996 from an expense of $217 for the three months ended December 31, 1995 principally as a result of lower debt levels and increased interest income during the three months ended December 31, 1996 due to the net proceeds of the Company's Initial Public Offering on October 28, 1996.

     Income Taxes. Income taxes increased by $85 to $316 for the three months ended December 31, 1996 from $231 for the three months ended December 31, 1995 due to the increase in income before income taxes. The Company's effective tax rate of 33% for the three months ended December 31, 1996 differs from the statutory rate primarily due to a $92 reduction in the valuation allowance against a portion of the deferred tax assets.

     Net Income (Loss) before Extraordinary Items. Net income (loss) before extraordinary items increased $1,011 to $633 for the three months ended December 31, 1996 from a loss of ($378) for the three months ended December 31, 1995. The prior period included a charge of $1,115 (approximately $690 after tax) for the settlement of a lawsuit.

     Extraordinary Items. The Company recorded a charge of $309 after tax relating to the write-off of unamortized deferred debt issurance and debt discount costs as a result of the early extinguishment of $4.8 million in debt with the proceeds of the Initial Public Offering in the third quarter of fiscal 1997.

     Net Income (Loss). Net income increased to $324 for the three months ended December 31, 1996 from a net loss of ($378) for the three months ended December 31, 1995 principally as a result of increased net revenues, reduced net interest expense and the non-recurring expenses of the lawsuit settlement.

  Nine Months Ended December 31, 1996 Compared With Nine Months Ended December 31, 1995

       Net Revenue. Net revenue increased by $3,209, or 11.4%, to $31,302 for the nine months ended December 31, 1996 from $28,093 for the nine months ended December 31, 1995. Factors contributing to revenue growth included an increase in the number of students attending the Company's schools and an approximate 4.0% increase in tuition rates. The number of new student starts at the Company's schools during the nine months ended December 31, 1996 increased to 4,204 from 4,171 for the corresponding nine months of the prior year as a result of an increasing number of new student starts in most of the Company's schools (including the Texas and Maryland acquisitions) and the introduction of two new programs, Patient Care Services and Occupational Therapy Assistant at the San Diego school which accounted for 243 new starts for the nine months ended December 31, 1996 compared to 177 for the nine months ended December 31, 1995. These new programs were developed during the 1996 fiscal year in response to the shift in employer requirements.

     The Company experienced a reduction in starts in the Company's medical assistant and medical administration programs in the three San Diego area schools from 1,202 to 911 for the nine months ended December 31, 1996. The Company believes the decline in starts is attributable to several factors in the San

Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area. In addition, the Company is discontinuing its Staunton, Virginia location which resulted in no new student starts for the 1996 period compared to 96 for the corresponding 1995 period. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during the corresponding nine months of the prior year.

     Cost of Education and Facilities. Cost of education and facilities increased by $2,404, or 18.7%, to $15,266 for the nine months ended December 31, 1996 from $12,862 for the nine months ended December 31, 1995 principally as a result of facility expansions, the acquisition of the Texas and Maryland schools, and the result of costs associated with the addition of two new programs at the Company's San Diego, California location. The cost of education and facilities as a percentage of net revenue was 48.8% in 1996 compared with 45.8% in 1995.

     Selling and Promotional. Selling and promotional expenses increased by $426, or 10.1%, to $4,623 for the nine months ended December 31, 1996 from $4,197 for the nine months ended December 31, 1995 principally as a result of the acquisition of the Texas and Maryland schools. Selling and promotional expenses as a percentage of net revenue was 14.8% in 1996 compared with 14.9% in 1995.

     Administrative. Administrative expenses increased by $562, or 6.7%, to $8,886 for the nine months ended December 31, 1996 from $8,324 for the nine months ended December 31, 1995. Administrative expense as a percentage of net revenue declined to 28.4% in 1996 compared with 29.6% in 1995.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles declined $10, or 1.5%, to $632 for the nine months ended December 31, 1996 from $642 for the nine months ended December 31, 1995. The decline was a result of fully amortizing certain intangible assets acquired in connection with the purchase of schools in fiscal 1992 and prior, offset by amortization resulting from the acquisition of the Texas and Maryland schools.

     Interest Expense, Net. Net interest expense decreased $438 to $315 for the nine months ended December 31, 1996 from $753 for the nine months ended December 31, 1995 principally as a result of lower debt levels due to the proceeds of the Initial Public Offering on October 28, 1996, and increased interest income during the nine months ended December 31, 1996.

     Income Taxes. Income taxes increased by $156 to $569 for the nine months ended December 31, 1996 from $413 for the nine months ended December 31, 1995 due to the increase in income before income taxes of $1,380. The effective income tax rate for the nine months ended December 31, 1996 was 36.0%.

     Net Income (Loss) before Extraordinary Items. Net income before extraordinary items increased $1,224 to $1,011 for the nine months ended December 31, 1996 from a loss of ($213) for the nine months ended December 31, 1995. The prior period included a charge of $1,115 (approximately $690 after tax) for the settlement of the class action lawsuit.

     Extraordinary Items. The Company recorded a charge of $309 after tax relating to the write-off of unamortized deferred debt issurance and debt discount costs as a result of the early extinguishment of $4.8 million in debt in the third quarter of fiscal 1997 with a portion of the Initial Public Offering proceeds.

     Net Income (Loss). Net income increased to $703 for the nine months ended December 31, 1996 from a net loss of $213 for the nine months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the nine months ended December 31, 1996 and 1995 was $1,373 and $3,140, respectively. The decline is attributable to increases in cash expenditures for the nine months ended December 31, 1996 as a result of federal and state income tax payments and larger payments of employee bonuses compared to the same nine months of the previous fiscal year. The Company's principal sources of funds at December 31, 1996 were cash and cash equivalents of $15,973 and accounts receivable of $4,921.

     Historically, the Company's investment activity has primarily consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $827 and $766 for the nine months ended December 31, 1996 and 1995, respectively, as a result of purchasing additional equipment, upgrading and replacing existing equipment such as computers and medical equipment, for school programs, and expanding facilities at some of the Company's schools.

     The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased, with the exception of the land and building owned by the Company in Dayton, Ohio. The Company plans to continue to expand current facilities, upgrade and replace equipment, and acquire new schools. The Company expects that its fiscal 1997 operations and planned capital expenditures will be funded through cash to be generated from existing operations.

     Cash flow from operations on a long-term basis is highly dependent on the receipt of funds from Title IV Programs, and presently a majority of the Company's net revenues is derived from Title IV programs. Disbursement of Title IV Program funds is governed by federal regulations. For students enrolled in "non-term" programs, (i.e., not divided into quarters or semesters), payments are generally made in two equal installments, one in the first 30 days following the student's first day of class and the second when the student reaches the midpoint of the program. For students enrolled in term programs (i.e., quarters or semesters) payments are made at the beginning of each term, with the exception of the initial disbursement which is made 30 days following the student's first day of class.

     In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from state agencies, accrediting agencies and the U.S. Department of Education. After change of control, the Department of Education suspends payments of the school's Title IV funding until the Department completes a recertification. This recertification process typically takes from three to six months after the Department's approval. Presently, the Company's Title IV funding for its Texas and Maryland schools has been suspended pending such recertification.

     The Company anticipates that it will need additional debt or equity financing, in addition to the proceeds of the Company's Initial Public Offering, in order to carry out its strategy of growth through acquisitions. The amount of financing which the Company may need will vary depending on the timing and size of acquisitions and the sellers' willingness to provide financing. In August 1996, (revised in January 1997, in order to incorporate changes resulting from the Initial Public Offering), the Company received a loan commitment from a major U.S. bank for $17.5 million of which $5 million is for a three year revolving line of credit and the remainder a three year term loan (the "Proposed Bank Line of Credit"). Subject to the Company's compliance with certain financial conditions and the use of all the net proceeds received by the Company from the Company's Initial Public Offering in connection with its acquisitions, the term loan commitment begins at $5 million in the first year, increasing to $7.5 million in the third year and then to $12.5 million in the third year. Interest will be charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company and depending on whether drawn under the revolving line of credit or the term loan. In addition, the Proposed Bank Line of Credit requires fees for the borrowing commitment. The commitment contains restrictions on the payment of dividends and incurrence of additional debt, contains various financial covenants and is subject to the signing of a definitive agreement. The loan will be secured by substantially all of the assets of the Company. In addition, the Company must pay a $200,000 fee to a third party for securing the commitment, when the definitive agreement is signed. To the extent that the Company requires additional financing in the future and is unable to obtain such additional financing, it may not be able to implement fully its growth strategy. The Company believes this Proposed Bank Line of Credit will be adequate to meet the financing needs for at least the next twelve months. However, the commitment is subject to the execution of a definitive agreement which is currently being negotiated and is expected to be completed before the Company's fiscal year end of March 31, 1997. However, there can be no assurance that such agreement will be entered into. If the Proposed Bank Line of Credit is not available, there can be no assurance that any necessary additional financing, whether debt or equity, will be obtainable on terms favorable to, or affordable by, the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In September 1995, the Company filed suit in the California Superior Court in connection with its 1993 purchase of its North Hollywood, California school. The suit alleges that the sellers made significant financial and operational misrepresentations to the Company, principally with respect to the number of active earning students enrolled at the school and that these misrepresentations inflated the perceived value of the school. The Company is seeking damages from the sellers and, pending the resolution of the case, is making payments due to the sellers in connection with the acquisition into an escrow account. The sellers have denied the Company's allegations and filed a cross-complaint against the Company seeking an indeterminate amount of damages and alleging among other things, breach of contract and fraud. The matter is in the initial stages of discovery and is expected to be set for trial in the second half of 1997. The Company is unable to predict the outcome of this matter at this time.

     The Company is also a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     On December 4, 1996, pursuant to the partial exercise by the Underwriter of its Over Allotment Option in connection with the Company's Initial Public Offering (which was registered pursuant to the Securities Act of 1933 on Form S-1, Registration No: 333-09777, declared effective October 28, 1996), certain selling shareholders sold 210,000 shares of the Company's common stock to the Underwriter. The Company did not receive any funds from the exercise of the Over Allotment. The exercise of the Over Allotment Option did not affect the number of outstanding shares of the Company's common stock. The selling shareholders received $9.30 per share after allowing $.70 per share for the Underwriter's discount.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     Exhibits:

     11.1  --   Statement re: computation of pro forma earnings per share
     11.2  --   Statement re: computation of historical earnings per share
     11.3  --   Statement re: computation of supplemental historical
                earnings per share
     27    --   Financial Data Schedule (for SEC use only)

     Reports on Form 8-K: None filed for the reporting quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

                                          EDUCATIONAL MEDICAL, INC.

                                                   /s/ VINCE PISANO
                                          --------------------------------------
                                                       Vince Pisano
                                            Chief Financial Officer, Principal
                                                    Financial Officer
                                             and Principal Accounting Officer

Date: February 13, 1997