Form 10-Q/A
period 1996-09-30
EDUCATIONAL MEDICAL INC
filed 1997-03-04
CIK 1016503

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                  FORM 10-Q/A

(MARK ONE)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE PERIOD ENDED SEPTEMBER 30, 1996
            OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM TO --------------- TO
            ---------------

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

     Common Stock, $.01 Par Value, 6,627,744 shares as of November 11, 1996
================================================================================

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

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  1996           1996
                                                              -------------   -----------
                                                               (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 1,332,364    $ 3,033,383
  Restricted cash...........................................       624,964        610,000
  Trade accounts receivable, net............................     4,964,694      3,051,266
  Prepaid expenses..........................................     1,326,364        941,327
                                                               -----------    -----------
          Total current assets..............................     8,248,386      7,635,976
Property and equipment, net.................................     4,469,777      4,384,081
Deferred debt issuance costs, net...........................        94,602         96,109
Covenants not to compete, net...............................       943,868        918,445
Goodwill and other intangible assets, net...................     8,065,171      5,096,410
Other assets................................................       229,210        229,210
                                                               -----------    -----------
          Total assets......................................   $22,051,014    $18,360,231
                                                               ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   364,559    $   213,018
  Accrued payroll compensation..............................       376,648      1,152,547
  Accrued income taxes......................................       194,210        232,252
  Accrued expenses..........................................       674,128        881,486
  Deferred tuition income...................................     4,546,588      2,277,919
  Current portion of long-term debt.........................     1,078,542      1,080,085
                                                               -----------    -----------
          Total current liabilities.........................     7,234,675      5,837,307
Long-term debt, less current portion........................     7,790,549      6,059,858
Other liabilities...........................................     1,117,487        933,505
                                                               -----------    -----------
          Total liabilities.................................    16,142,711     12,830,670
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued
     and outstanding........................................            --             --
  Convertible preferred stock, $.01 par value -- authorized
     1,100,000 shares; 1,023,049 shares issued and
     outstanding (liquidation preference of $6.66 per
     share).................................................        10,230         10,230
  Additional paid-in capital on convertible preferred
     stock..................................................     6,732,160      6,732,160
  Common stock, $.01 par value -- authorized 5,833,333
     shares; 1,676,827 shares issued and outstanding........        16,768         16,768
  Additional paid-in capital on common stock................            35             35
  Common stock purchase warrants............................     2,838,148      2,838,148
  Accumulated deficit.......................................    (3,654,038)    (4,032,780)
  Less treasury stock, at cost (29,165 common shares).......       (35,000)       (35,000)
                                                               -----------    -----------
          Total stockholders' equity........................     5,908,303      5,529,561
                                                               -----------    -----------
          Total liabilities and stockholders' equity........   $22,051,014    $18,360,231
                                                               ===========    ===========

           See notes to condensed consolidated financial statements.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                  ENDED           ENDED           ENDED           ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  1996            1995            1996            1995
                                              -------------   -------------   -------------   -------------
                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Net revenues................................   $10,476,601     $9,166,846      $19,679,880     $17,928,670
Cost of education and facilities............     5,119,314      4,209,927        9,762,907       8,446,217
Selling and promotional.....................     1,480,813      1,442,338        2,899,535       2,794,729
Administrative expenses.....................     2,958,640      2,663,965        5,618,501       5,382,062
Amortization of goodwill and intangibles....       206,968        154,479          382,894         423,632
                                               -----------     ----------      -----------     -----------
Income from operations......................       710,866        696,137        1,016,043         882,030
Interest expense, net.......................       188,694        299,059          384,686         535,476
                                               -----------     ----------      -----------     -----------
Income before income taxes..................       522,172        397,078          631,357         346,554
Provision for income taxes..................       208,941        170,000          252,615         181,595
                                               -----------     ----------      -----------     -----------
          Net income........................   $   313,231     $  227,078      $   378,742     $   164,959
                                               ===========     ==========      ===========     ===========
Pro forma net income per share..............   $       .07     $      .05      $       .08     $       .04
                                               ===========     ==========      ===========     ===========
Pro forma weighted average shares
  outstanding...............................     4,707,124      4,707,124        4,707,124       4,707,124
                                               ===========     ==========      ===========     ===========
Historical net income per share.............   $       .07     $      .06      $       .08     $       .04
                                               ===========     ==========      ===========     ===========
Historical weighted average shares
  outstanding...............................     4,786,557      3,748,815        4,786,557       3,748,815
                                               ===========     ==========      ===========     ===========
OTHER OPERATING DATA:
Number of schools at end of period..........            17             14               17              14
Number of students at end of period.........         5,170          4,285            5,170           4,285
Number of new starts at end of period.......         1,989          1,900            3,118           3,071

           See notes to condensed consolidated financial statements.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                    1996               1995
                                                              ----------------   ----------------
                                                                (UNAUDITED)        (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................    $   378,742        $   164,959
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation..............................................        562,065            435,142
  Amortization of other assets..............................        363,025            358,951
  Provision for losses on accounts receivable...............        769,434            607,564
  Amortization of discount on long-term debt................         24,936            108,258
  Changes in operating assets and liabilities, net of assets
     acquired and liabilities assumed.......................     (2,512,134)          (800,789)
                                                                -----------        -----------
          Net cash provided by (used in) operating
            activities......................................       (413,932)           874,085
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired................        (50,000)                --
Purchases of property and equipment, net....................       (491,299)          (460,548)
                                                                -----------        -----------
          Net cash used in investing activities.............       (541,299)          (460,548)
FINANCING ACTIVITIES
Principal payments on long term debt........................       (745,788)        (1,377,032)
                                                                -----------        -----------
          Net cash used in financing activities.............       (745,788)        (1,377,032)
                                                                -----------        -----------
Decrease in cash and cash equivalents.......................     (1,701,019)          (963,495)
Cash and cash equivalents at beginning of period............      3,033,383          2,854,676
                                                                -----------        -----------
Cash and cash equivalents at end of period..................    $ 1,332,364        $ 1,891,181
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

     Supplemental net income per common share was computed using the weighted average number of common and common equivalent shares outstanding as described above, and also considering the reduction in interest expense from the repayment of long term debt of $4.8 million with proceeds of the IPO, as if such shares had been issued and repayment had occurred at the beginning of the fiscal period. The computations of

                           EDUCATIONAL MEDICAL, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)--(CONTINUED)

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

     Pro forma financial information as if the Texas acquisition was consummated on April 1, 1996, assuming the same pro forma adjustments set forth in the Company's Registration Statement, is as follows:

                                                               SIX MONTHS      SIX MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1996            1995
                                                              -------------   -------------
Net revenues................................................   $21,829,000     20,025,074
Net income..................................................   $   592,000        232,241
Historical net income per share.............................   $       .12            .05

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