Form 10-K405
period 1997-03-31
EDUCATIONAL MEDICAL INC
filed 1997-06-30
CIK 1016503

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1997

                                     OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the transition period from              to
                                       ------------    -------------

                      Commission file number 000-21567

                          EDUCATIONAL MEDICAL, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                65-0038445
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                           Identification No.)


1327 Northmeadow Parkway, Suite 132, Roswell, Georgia             30076
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:             (770) 475-9930

Securities registered under Section 12(b) of the Exchange Act:    NONE

Securities registered under Section 12(g) of the Exchange Act:    COMMON STOCK,
                                                                 PAR VALUE $.01
                                                                    PER SHARE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at June 23, 1997:
$3,616,822

The number of shares outstanding of each of the registrant's classes of common stock, as of June 23, 1997: 7,383,283(one class).

                     DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A not later than July 29, 1997 is incorporated by reference in Part III hereof.

                          EDUCATIONAL MEDICAL, INC.
                                  FORM 10-K
                                    INDEX



      PART I ............................................................................................       1

        ITEM 1.  BUSINESS ...............................................................................       1
        ITEM 2.  PROPERTIES .............................................................................      19
        ITEM 3.  LEGAL PROCEEDINGS ......................................................................      20
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................................      21

      PART II ...........................................................................................      21

        ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..................      21
        ITEM 6.  SELECTED FINANCIAL DATA ................................................................      22
        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS ..................................................................      23
        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................................      34
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE ...................................................................      34

      PART III ..........................................................................................      35

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................................      35
        ITEM 11.  EXECUTIVE COMPENSATION ................................................................      35
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........................      35
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................................      35
        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .......................      35

      SIGNATURES ........................................................................................      41

                                    PART I

ITEM 1.  BUSINESS

COMPANY HISTORY

     The Company, a Delaware corporation, was founded in 1988 by Gary D. Kerber, the Chairman of the Board and President of the Company. The Company began business by acquiring seven schools in fiscal 1989 and 1990, all of which offered programs in the healthcare field. In fiscal 1992, the Company continued to grow by acquisition and implemented a new strategy to diversify outside of the healthcare field by acquiring a fashion and design school. In fiscal 1993 and 1994, the Company acquired seven additional schools which included schools offering programs in the fields of healthcare, business, fashion and design, and photography. In fiscal 1997, the Company acquired six schools which included schools offering programs in the fields of healthcare and business - See "Fiscal Year 1997 Acquisitions." As a result of its fiscal 1992, 1993, 1994 and 1997 acquisitions (4,176 students were attending such schools at the date of their respective acquisitions) and increasing enrollment at its existing and newly acquired schools, the number of students attending the Company's schools rose 3,153 from 2,840 at March 31, 1993 to 5,993 at March 31, 1997. During the same period, the Company's net revenues increased 97% from $25.1 million for the year ended March 31, 1993 to $49.4 million for the year ended March 31, 1997. As of March 31, 1997, the Company owned and operated 19 schools in nine states. The foregoing and all other information include the operations of the Company's two schools in Nebraska, which were acquired in fiscal 1997 and accounted for as a pooling of interests.

THE INITIAL PUBLIC OFFERING

     In October 1996, the Company completed an initial public offering (the "IPO") of 2,200,000 shares of its common stock and received net proceeds of approximately $19.3 million. Approximately $4.8 million of the net proceeds of the IPO were used to repay indebtedness and related interest and expenses. The remainder of the net proceeds, approximately $14.5 million, have been and continue to be used for general corporate purposes, principally the expansion of its operations through the acquisition of additional schools and adding academic programs at existing schools. Certain stockholders also sold 410,000 shares in the IPO; the Company received no proceeds related to these sales.

FISCAL YEAR 1997 ACQUISITIONS

     During the fiscal year ended March 31, 1997, the Company acquired a total of six schools operating in Texas, Maryland and Nebraska.

The Texas Acquisition

     In September 1996, the Company acquired three Texas schools (the "Texas Schools") for $2.5 million (the "Texas Acquisition"). As of the acquisition date, approximately 706 students attended the schools, which offer diploma programs in the healthcare field at locations in San Antonio, McAllen, and El Paso, Texas. As of March 31, 1997, approximately 844 students attended the Texas Schools. The acquisition was accounted for as a purchase and the results of operations of the Texas Schools are included in the consolidated results of operations of the Company, effective September 1996.

     Of the $2.5 million purchase price for the Texas Acquisition, $1,250,000 was paid in cash and the remaining $1,250,000 was financed by the issuance of the Company's five-year promissory note bearing interest at 8% per annum and due in five equal annual principal payments, beginning in fiscal year 1998.

The Maryland Acquisition

     In December 1996, the Company acquired one school in Maryland known as Hagerstown Business College (the "Hagerstown School") for $2.7 million in cash (the "Maryland Acquisition"). As of the date of the acquisition, approximately 495 students attended Hagerstown Business College, which offers diploma and degree programs in the field of business at a single location in Hagerstown, Maryland, which is located in the Washington, D.C.-Baltimore corridor. As of March 31, 1997 approximately 435 students attended the Hagerstown School. The decrease is a result of the seasonal timing of student starts. The acquisition was accounted for as a purchase and the results of operations of the Hagerstown School are included in the consolidated results of operations of the Company, effective December 1996.

The Nebraska Acquisition

     On March 31, 1997, the Company acquired two schools located in Nebraska (the "Nebraska Schools") by merging Educational Management, Inc., a privately held corporation, which previously operated the schools, into a wholly-owned subsidiary of the Company in exchange for 761,263 shares (the "Merger Shares") of the Company's common stock (the "Nebraska Acquisition"). As of March 31, 1997, approximately 687 students attended the Nebraska Schools, which offer degree and diploma programs in business and healthcare at locations in Lincoln, Nebraska ("Lincoln") under the name of the "Lincoln School of Commerce," and Omaha, Nebraska ("Omaha") under the name "Nebraska College of Business." The Nebraska Acquisition has been accounted for as a pooling of interests, and therefore the results of the Nebraska Schools' operations are included in the restated consolidated results of operations of the Company for fiscal 1997 and all prior periods.

     The Company has agreed to file a registration statement pursuant to the Securities Act of 1933 (the "Act") with respect to the Merger Shares prior to August 1, 1997. When declared effective by the Securities and Exchange Commission (the "SEC"), and provided it continues to be effective, such registration statement will enable the holders of the Merger Shares to sell their shares in the public market.

OVERVIEW

     As of March 31, 1997, the Company provides diversified career oriented postsecondary education to approximately 6,000 students in 19 schools located in nine states. The Company's 19 schools offer diploma and/or associate degree programs designed to provide students with the knowledge and skills necessary to qualify them for entry level employment in the fields of healthcare (offered in 17 schools), business (offered in seven schools), fashion and design (offered in three schools), and photography (offered in one school). The Company's curricula include programs leading to employment in nine of the 15 fastest growing occupations (measured by percentage growth from 1994 through 2005) as projected by the U.S. Department of Labor. At March 31, 1997, approximately 67% of the Company's students were enrolled in programs in the healthcare field. As of the same date, approximately 32% of the Company's students were enrolled in associate degree programs and the remainder were enrolled in diploma programs. Due to the diversity of the programs offered by the Company's schools, graduates of the Company's programs are employed by a wide variety of employers, including hospitals, physicians, insurance companies, retailers, corporate graphics departments, photographic studios and other businesses.

     The Company believes the demand for postsecondary career oriented education will increase over the next several years as a result of recognized trends, including (i) a projected 21% growth in the number of new high school graduates from approximately 2.5 million in 1993-94 to approximately 3.0 million in 2005-06, (ii) the increasing enrollment of students over the age of 24 in postsecondary education institutions as they seek to enhance their skills or retrain for new technologies, and (iii) the increasing recognition of the income premium attributable to higher education degrees, with individuals holding associate degrees earning on average approximately 30% more income during their lifetimes than individuals holding only high school diplomas.

     The Company derives a substantial majority of its revenues from federal financial aid received by the students of its schools under Title IV programs ("Title IV Programs") administered by the United States Department of Education ("Department of Education") under the Higher Education Act of 1965, as amended (the "HEA"). Each of the Company's schools participates in Title IV Programs.

     According to the Department of Education, there were approximately 2,187 accredited, proprietary postsecondary main campuses that participate in Title IV programs as of March 1997. The ownership of these schools is highly fragmented. Although the industry appears to be moving into a consolidation phase, management believes that no organization either holds a significant national market share or owns or operates more than 75 schools.

     The Company's goal is to increase its market share in the expanding market for postsecondary education and improve profitability by (i) acquiring additional schools, (ii) promoting internal growth at the Company's existing and any newly acquired schools, and (iii) enhancing operating efficiencies. The Company has implemented the following strategies to achieve these goals:

Acquisition Strategy

     The Company intends to acquire additional schools and integrate them into its existing school system. The Company believes that the fragmentation of the postsecondary education market provides significant opportunities to consolidate existing independently owned schools. The Company expects to utilize a majority of the proceeds of the IPO in connection with such acquisitions.

     In general, the Company's principal acquisition criteria are: historical profitability; acceptable default rates with respect to federally guaranteed or funded student loans; established and marketable curricula; and locations with populations in excess of 100,000. Each of the Company's acquisitions during fiscal 1997 met these criteria. The Company intends to concentrate its acquisition efforts on schools which satisfy its general eligibility criteria regardless of whether they offer programs in the fields of study in which programs are currently being offered at the Company's schools. However, the Company will consider other school acquisitions which it believes will further its long-term goals. The Company believes the newly acquired schools can benefit from its marketing analysis, accounting, information systems, financial aid and regulatory compliance systems to increase enrollment and enhance operating efficiencies. The Company also believes that both new and existing schools will benefit from the ability to replicate successful programs among the schools.

     The Company believes its acquisition strategy and the increased liquidity provided by the proceeds of the IPO and the availability of funds pursuant to its recently completed loan arrangements with a major bank will encourage acquisition candidates to consider the Company as a leading potential acquirer. The Company's experience with acquiring and integrating schools offering diverse curricula provides it with the ability to consider a wide variety of potential school candidates. The Company believes that its decentralized management strategy, which in many cases will enable existing management to remain involved in the operations of acquired schools, also will enhance its ability to attract acquisition candidates.

Internal Growth Strategy

     The Company intends to increase student enrollment at its existing and any newly acquired schools by continuing to enhance local marketing efforts and increasing the number and variety of program offerings at its schools.

     The Company's ability to increase enrollment is limited by the capacity of its facilities and its ability to attract teachers to maintain appropriate student/teacher ratios. In the past, the Company has not had any difficulty in expanding its facilities to accommodate increased enrollment or relocating facilities if expansion was not feasible. The Company has also been able to maintain appropriate student/teacher ratios by offering its existing teachers the opportunity to work additional hours and by recruiting additional teachers. Based on its experience, the Company anticipates that neither facilities nor faculty will constitute a significant barrier to increasing enrollment.

     The Company's decentralized marketing strategy makes use of centralized marketing data which tracks, among other things, lead sources, media expenditures and individual school enrollments on a weekly basis. Individual schools utilize these statistics to monitor their own marketing efforts. These statistics, combined with placement statistics, allow the individual schools to respond quickly to changing employment markets by developing new programs or changing the emphasis placed on existing programs, and to identify new populations of student candidates. The constant monitoring of enrollment activity also allows the Company to determine whether it is appropriate to increase its capital commitment to additional marketing efforts either to improve unsatisfactory performance or to take advantage of successfully marketed programs.

     The Company intends to continue to increase the number and variety of programs offered at its schools by (i) developing new diploma and degree programs, (ii) replicating existing programs at schools where such programs were not previously offered, and (iii) introducing associate degree granting programs at all of its schools currently offering only diploma programs.

     The Company intends to continue to create new programs at individual schools and to replicate its new and existing programs for introduction into additional schools on a market-selected basis to increase student enrollment and revenue at its existing schools.

     The Company intends to continue to increase the number of associate degree programs at those schools already approved to grant degrees and to introduce degree granting programs at all of its other schools. Associate degree programs generally generate greater revenue to the Company on a per student basis than diploma programs because generally they take longer to complete and are more expensive than diploma programs. In addition, the Company believes the ability of its individual schools to offer one or more associate degree programs enables the schools to attract additional students from market segments with different academic goals. The Company also believes such programs attract diploma students because of the increased prestige the associate degree programs bring to the diploma programs. Furthermore, the continued participation in the schools' associate degree programs by students desiring to continue their studies beyond the diploma level has the same economic impact as a newly enrolled degree student. In order to introduce additional degree programs, the Company must secure approval from relevant state and accrediting agencies. After receiving such approval, in order to receive Title IV funding, the schools must apply to the Department of Education for certification of the new degree program for eligibility under Title IV. The time to complete this process varies from state to state, and the entire process as to an individual program has taken the Company up to one year to complete.

Operating Strategy

     The Company provides each of its schools with certain services which the Company believes can be performed most efficiently and cost effectively by a centralized office. Such services include marketing analysis, accounting, information systems, financial aid and regulatory compliance. The Company believes this will enable it to achieve significant economies of scale during its planned expansion by combining a number of general and administrative functions at the home office and regional levels. The Company believes that this leaves local management the flexibility to react to the needs of its students and changing job markets both promptly and effectively.

     Although the Company provides centralized services to its schools, it operates through a decentralized management structure to manage them. The Company manages its schools with experienced local managers who have a valuable understanding of their local markets and businesses. The Company intends to continue its strategy of operating with a decentralized management structure in which local school management is empowered to make most of the day-to-day operating decisions at each school and are primarily responsible for the profitability and growth of that school.

SCHOOLS

     The following table shows the location of each of the Company's schools, the name under which it operates, the date of its acquisition, the fields of study in which it offers its programs, its degree granting status and number of students attending the school at March 31, 1997 and at the time of its acquisition.

                                                                                         APPROXIMATE
                                                                                           STUDENT               STUDENT
                                                    ASSOCIATE       INSTITUTIONAL        POPULATION             POPULATION
                          DATE                       DEGREE          ACCREDITING         AT DATE OF              AT MARCH
INSTITUTION             ACQUIRED     CURRICULUM     GRANTING (1)      AGENCY (2)         ACQUISITION             31, 1997
-----------           -------------  ----------  -----------------  --------------    -------------------    ------------------
Maric College of
Medical Careers
San Diego, CA         4/88           Healthcare       Yes               ACCSCT                135                   829

Maric College of
Medical Careers
San Marcos Campus
Vista, CA (3)         4/88           Healthcare       Yes(4)            ACCSCT                 91                   222

Maric College of
Medical Careers
Vista Campus
Vista, CA (3)         4/88           Healthcare       Yes(4)            ACCSCT                 14                   265


                                                                                         APPROXIMATE
                                                    ASSOCIATE                              STUDENT               STUDENT
                                                     DEGREE         INSTITUTIONAL        POPULATION             POPULATION
                          DATE                      GRANTING         ACCREDITING         AT DATE OF              AT MARCH
INSTITUTION             ACQUIRED     CURRICULUM        (1)            AGENCY (2)         ACQUISITION             31, 1997
-----------           -------------  ----------  -----------------  --------------    -------------------    ------------------


Long Medical Institute
Phoenix, AZ               4/88       Healthcare       Yes               ACCSCT               129                    168

Andon College
Stockton, CA             11/89       Healthcare        No               ABHES                150                    420

Andon College
Modesto, CA              11/89       Healthcare       Yes               ABHES                123                    286

Bauder College                       Fashion and                        ACCSCT
Atlanta, GA               3/92     Design/ Business   Yes              SACS/COC              440                    384

Modern Technology
School of X-Ray
North Hollywood, CA       3/93       Healthcare       Yes               ACCSCT               221                    357

Dominion Business School              Business/
Roanoke, VA               5/93       Healthcare       Yes               ACICS                129                    161

Dominion Business School              Business/
Harrisonburg, VA(5)       5/93       Healthcare       Yes               ACICS                408                    150

ICM School of Business                Business/
Pittsburgh, PA            7/93       Healthcare/      Yes               ACICS                376                    420
                                   Fashion and Design
Ohio Institute of
Photography &
Technology                          Photography/
Dayton, OH                7/93       Healthcare       Yes               ACCSCT                67                    259

California Institute of
Merchandising Art &
Design                               Fashion and
Sacramento, CA            8/93         Design         Yes               ACICS                  5                    106

San Antonio College of
Medical and Dental
Assistants
San Antonio, TX           9/96       Healthcare        No               ACCSCT               234                    342

San Antonio College of
Medical and Dental
Assistants
McAllen Campus
McAllen, TX               9/96       Healthcare        No               ACCSCT               186                    176

                                                                                         APPROXIMATE
                                                    ASSOCIATE                              STUDENT               STUDENT
                                                     DEGREE         INSTITUTIONAL        POPULATION             POPULATION
                          DATE                      GRANTING         ACCREDITING         AT DATE OF              AT MARCH
INSTITUTION             ACQUIRED     CURRICULUM        (1)            AGENCY (2)         ACQUISITION             31, 1997
-----------           -------------  ----------  -----------------  --------------    -------------------    ------------------

Career Centers of
  Texas-El Paso
El Paso, TX               9/96       Healthcare       No                ACCSCT                286                    326

Hagerstown Business
  College                            Business/
Hagerstown, MD           12/96       Healthcare       Yes               ACICS                 495                    435

Lincoln School
  of Commerce                        Business/
Lincoln, NE               3/97       Healthcare       Yes               ACICS                 342                    342

Nebraska College
  of Business                        Business/
Omaha, NE                 3/97       Healthcare       Yes               ACICS                 345                    345
                                                                                            -----                  -----
TOTAL                                                                                       4,176                  5,993

(1) In order for a school to grant associate degrees, it must be accredited by the applicable accrediting agency and approved by the relevant state agency. After receiving accreditation and state authorization, the Department of Education must recertify the school when it becomes degree granting in order for Title IV funding to be available for the new degree programs.
(2) Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), Accrediting Council for Independent Colleges and Schools ("ACICS"), Accrediting Bureau of Health Education Schools ("ABHES"), Southern Association of Colleges and Schools/Commission on Colleges ("SACS/COC"), and Council on Occupational Educational Institutions ("COEI"). All schools were accredited at their time of acquisition other than Maric College of Medical Careers in Vista, California, which was accredited in fiscal 1989. See "Financial Aid and Regulation-State Authorization and Accreditation."
(3) The Company recently determined that there was a substantial overlap in the San Marcos and Vista, California markets. The Vista school will be combined into the San Marcos school during the second quarter of fiscal 1998. The Vista and San Marcos schools were acquired at approximately the same time.
(4) Degree granting status has been approved; however, programs have not yet been implemented.
(5) The Company determined that there was a substantial overlap in the Harrisonburg and Staunton, Virginia markets, and combined its Staunton school with the Harrisonburg school in fiscal 1997. The Harrisonburg and Staunton schools were both acquired at the same time. The chart represents the combined operations of the schools at the date of the acquisition and at March 31, 1997.

PROGRAMS OF STUDY

     The Company's programs are intended to provide students with the specific knowledge and job skills required to prepare them for entry-level positions in a chosen career field. The Company's programs, which generally provide for internships or include business simulation instruction, are designed after consultation with employers and advisory committees, which are composed of business and educational professionals who assist the Company in assessing and updating curricula and other aspects of relevant programs.

     The Company offers both associate degree and diploma programs in three areas: healthcare, business and photography and offers associate degree programs in fashion and design. The healthcare programs are designed to prepare students for occupations associated with the medical and healthcare industry, such as nursing, medical and dental assisting, home health aid, patient care services and medical and dental office management. Fashion and design programs prepare students for positions associated with fashion merchandising, fashion design and interior design, such as buyers, display directors, fashion coordinators, pattern makers, fashion designers and interior designers. The photography programs provide education in photography, video, desktop media and computer graphics, and are designed to prepare students for such occupations as professional photographer, videographer, photographic laboratory technician, computer graphic technician and desktop publisher. The business programs provide education in areas such as accounting, business management, computer operations, secretarial skills, paralegal skills and travel, and are designed to prepare students for entry level positions in such areas.

     The Company provides healthcare programs at 17 of its schools, business programs at seven of its schools, fashion and design at three of its schools and photography at one of its schools. Tuition and fees vary depending on the program offered and the location of the school.

     The following table provides information at March 31, 1997 with respect to the programs offered by the Company's schools in each of the four major fields described above:

                                       DIPLOMA
                    ---------------------------------------------------
                                                          AVERAGE
                                                          STUDENT
                        NO. OF          NO. OF            PROGRAM
PROGRAM                SCHOOLS         STUDENTS            COST*
                    --------------  ---------------  ------------------
Healthcare                  17            3,537             $6,376
Business                     7              485             $6,679
Fashion and Design           -                -                  -
Photography                  1               26             $9,205
                                       --------
Company Total                             4,048



                                                  DEGREE
                      --------------------------------------------------------------------


                                                            AVERAGE
                                                            STUDENT            Total No.
                          NO. OF          NO. OF            PROGRAM               of
PROGRAM                  SCHOOLS         STUDENTS           COST*              Students
                      --------------  ---------------  --------------------  -------------
Healthcare                 8               489                $7,204              4,026
Business                   7               880                $9,456              1,365
Fashion and Design         3               451                $9,745                451
Photography                1               125                $7,883                151
                                      --------                                ------------
Company Total                            1,945                                    5,993


*  Represents weighted average tuition and fees on an academic year basis (i.e., a nine month basis)

     As of March 31, 1997, approximately 67%, 23%, 7% and 3% of students were enrolled in programs in the fields of healthcare, business, fashion and design, and photography, respectively. All of the Company's programs are designed to prepare graduates to perform effectively in a variety of entry-level positions by providing the student with practical experience both in the classroom and, in the case of most programs in the healthcare and fashion and design fields, through the use of internships. The internships constitute a graded portion of the curricula and provide hands-on experience in the work place as well as a source of job opportunities. In addition, most of the Company's business programs provide for a significant amount of education in a simulated business environment with a view toward preparing the student for participation in actual business situations.

     The academic schedule of the Company's schools varies depending on the programs offered by the individual schools. Degree programs begin four times a year. Diploma programs begin every four to six weeks. Diploma courses are typically offered mornings, afternoons, and evenings, and degree programs are principally offered during day-time hours. The schools generally have classes operating year round and are generally open five days per week. The Company believes that its diversified curricula provide it with an extensive library of programs and experience in various fields enabling it to meet changing demands in the areas served by each of its schools and to expand offerings at each of the schools when justified by student and employer demand.

     Programs which lead to similar occupational outcomes have the same general content. However, modifications are made to conform each program to the requirements of the particular market as well as to state and accrediting regulations. In addition to courses directly related to a student's program of study, degree programs may also include general education courses such as English, Psychology or Mathematics. The programs in each field are reviewed periodically by the regional managers and the schools' directors in order to respond to changes in the job market and technology. Each school also has established advisory committees, comprised of local business executives and academics, to assist it in assessing and updating curricula and other aspects of the relevant programs.

STUDENT RECRUITMENT

     The Company endeavors to recruit motivated students with the ability to complete the programs offered by the Company's schools and to secure entry-level employment in the fields for which their programs are designed to prepare them. To attract potential students, the Company engages in several activities to inform them, and in some instances their parents, about the Company's programs. These expenditures vary from school to school, depending on the desired audience, and include television advertising, direct mailings, newspaper advertising and yellow pages advertising. The Company also engages in high school visits to attract potential students.

     The Company's television advertising is coordinated and developed locally, and budgeted on a centralized basis. It is tailored to and directed at the local market in which each school is located and is intended to create recognition for the name under which the applicable school operates. Responses to direct mail campaigns are received and followed up on a local basis; however, all marketing activities are tracked and analyzed on a centralized system and the results forwarded to the individual schools for use in evaluating the effectiveness of their marketing programs.

     Each of the Company's schools employs a director of admissions who generally reports to the school director. The director of admissions for each school is responsible for, among other things, coordinating the efforts of the school to recruit qualified students to the school. The director of admissions also determines recruiting policies and procedures and standards for hiring and training admissions representatives; however, such policies, procedures and standards are reviewed at the regional or national level.

     Admissions representatives contact potential students who have indicated an interest in the schools' programs and arrange for interviews which generally take place at the school, although occasionally such interviews take place at the prospective student's home. The interview is designed to establish the student's qualifications, academic background and employment goals.
Prospective students are generally given a school catalogue which describes the applicable school's programs, a tour of the campus, an explanation of the programs offered and the types of employment opportunities typically available to graduates of the Company's schools. The Company employs admissions representatives who generally perform their services in recruitment offices located at each school, but who, in some instances, make visits and presentations at high schools or other sources from which students may likely be recruited.

     The Company's central marketing system monitors the effectiveness of each school's marketing efforts to gauge the extent to which such efforts result in student enrollment. The results of such monitoring are communicated to each of the Company's schools allowing each school to more efficiently utilize its marketing resources. Also, when a particular school develops a successful marketing program, the Company makes such programs available to the other schools for incorporation into their marketing programs as appropriate.

ADMISSION AND RETENTION

     In order to apply for admission to any of the Company's programs, a candidate is required to have a high school diploma or recognized equivalent, or to pass an admissions test specifically approved by the Department of Education. At March 31, 1997, 85% of the students were high school graduates or held recognized equivalent certification. Approximately 15% of enrolled students were under 20 years of age, 39% were between 20 and 24 years of age, and 46% were 25 years of age or older. At March 31, 1997, 84% of the students attending the Company's schools were women.

     In an attempt to minimize student withdrawals prior to the completion of their program, each of the Company's schools provides staff and other resources to assist and advise its students regarding academic and financial matters, and employment. Each of the schools also provides tutoring, and encourages help sessions between individual students and instructors when students are experiencing academic difficulties. The Company is obligated to provide refunds to those students who withdraw from school prior to completion of the program based on formulas required by applicable accrediting agencies or by state and federal regulations. The refund formula in California, where the Company's largest schools are located, provides for pro rata refunds based on the number of days a student is in attendance compared to the total number of days in the program. In other states, the Company is generally allowed to retain a greater percentage of tuition than that provided for by the California formula.

GRADUATE PLACEMENT

     Each of the Company's schools employs placement personnel to provide placement assistance services to students and graduates and to solicit appropriate employment opportunities from employers. In addition, the Company's schools utilize their internship programs to develop job opportunities and referrals. During the course of each program, students receive instruction on job-search and interviewing skills and have available reference materials and assistance with the composition of resumes.

     Since their respective acquisition by the Company, the Company's schools have graduated approximately 23,000 students, including 4,992 in fiscal 1997.

     Based on data obtained by the Company from its students and their employers, the Company believes that 77% of the students graduating from programs offered by the Company's schools during the prior two calendar years, who did not go on to further education, obtained employment in a field related to their program of study as of June 30 or earlier of the year following graduation.

FACULTY

     Faculty members are hired locally in accordance with criteria established by the school, applicable accreditation organizations, and applicable state regulatory authorities. Members of a school's faculty are hired based on academic background, prior educational experience, and prior work experience. A significant portion of the Company's faculty were previously employed in fields related to their area of instruction. The Company believes that such faculty members provide a "real world" perspective to the students. At most of the Company's schools, instructors are supervised by the school director and an academic dean. At the remaining schools, faculty members are supervised by lead instructors with respect to particular areas of instruction, subject to review by the school director. As of March 31, 1997, the Company's schools employed approximately 242 full-time faculty members (defined as those faculty members spending at least 20 hours per week teaching classes at the Company's schools) and 230 part-time faculty members.

ADMINISTRATION AND EMPLOYEES

     Each of the Company's schools is managed by a school director. Additionally, the staff of each school includes a director of placement, a financial aid administrator, and a director or assistant director of admissions. Twelve schools also employ a director of education. In the other schools, lead instructors are appointed to oversee instruction in their areas of expertise, subject to the overall supervision of the school director. As of March 31, 1997, the Company had approximately 1,212 full and part-time employees, including 42 people employed at its home office in Roswell, Georgia and its regional offices in Tampa, Florida, San Diego, California and Pittsburgh, Pennsylvania, and 472 full and part-time faculty members. It also employed 75 students under the Federal Work-Study program. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

     From its home office and its three regional offices, the Company provides each of its schools with financial aid services, oversees regulatory compliance, assists in the development and addition of programs to existing curricula, implements and supports management information systems and provides accounting services and financial resources. The Company's regional offices each have a regional manager and staff who manage the individual school directors and provide expertise in the area of operations, curriculum development, and sales and marketing. These centralized services relieve the local school management of tasks which the Company believes can be performed most efficiently and cost effectively by a centralized office. However, because of the Company's belief that each of the markets served by its schools is unique, and that by offering programs specifically targeted at each market it can maximize its long-term ability to enroll and place students in an appropriate outcome, local school management has the responsibility and authority to schedule the school's programs, hire its teachers, and originate new program development or propose the addition of programs from the existing curricula library.

COMPETITION

     The postsecondary education market is highly fragmented and competitive with no private or public institution having a significant market share. The Company's schools compete for students with not-for-profit public and private colleges and proprietary institutions which offer degree and/or non-degree granting programs. Such proprietary institutions include vocational and technical training schools, continuing education programs and commercial training programs. Competition among educational institutions is believed to be based on the quality of the program, perceived reputation of the institution, the cost of the program, and the employability of graduates. Public and private colleges may offer programs similar to those offered by the Company's schools at lower tuition costs due in part to government subsidies, foundation grants, tax deductible contributions, or other financial resources not available to proprietary institutions. Certain of the Company's competitors in both the public and private sector have greater financial and other resources than the Company.

TITLE IV STUDENT FINANCIAL ASSISTANCE PROGRAMS

     A substantial majority of the students attending the Company's schools finance all or a part of their education through grants or loans under Title IV Programs. Revenues from Title IV funding provide most of the Company's tuition revenues (approximately 76% of cash receipts in fiscal 1997). The maximum amount of a student's available Title IV program assistance is generally based on the student's financial need. The Company determines a student's financial need based on the national standard need analysis system established by the HEA. If there is a difference between the amount of Title IV program funding a student is entitled to receive (combined with other outside assistance) and the student's tuition, the student is responsible for the difference.

     Students at the Company's schools participate in the following Title IV
Programs:

Pell and FSEOG Grants

     The Federal Pell Grant Program provides for grants to help financially needy undergraduate students meet the costs of their postsecondary education. The amount of an eligible student's Pell grant award currently ranges from $400 to $2,470 annually, depending on the student's financial need, as determined by a formula set by the HEA and the Regulations. The HEA guarantees that all of the eligible students at a school receive Pell grants in the amounts to which they are entitled. In fiscal 1997, Pell grants to students represented approximately $9.5 million, or 19.3%, of the Company's net revenues.

     The Federal Supplemental Educational Opportunity Grant ("FSEOG") program provides for awards to exceptionally needy undergraduate students. The amount of an FSEOG award currently ranges from $100 to $4,000, depending on the student's financial need and the availability of funds. The availability of federal funding for FSEOG awards is restricted. The Company, or another outside source, is required to make a 25% matching contribution for FSEOG program funds it disburses. FSEOG awards made to the Company's students (net of matching contributions) amounted to approximately $618,000 and represented approximately 1.3% of the Company's net revenues in fiscal 1997.

Federal Family Education Loans and Federal Direct Student Loans

     The Federal Family Education Loan ("FFEL") programs include the Federal Stafford Loan Program ("Stafford Loan") and the Federal PLUS Program ("PLUS"), pursuant to which private lenders make loans to enable a student or his or her parents to pay the cost of attendance at a postsecondary school.

     The FFEL Program is administered through state and private nonprofit guarantee agencies that insure loans directly, collect defaulted loans and provide various services to lenders. The federal government provides interest subsidies in some cases and reinsurance payments for borrower default, death, disability, and bankruptcy.

     The Federal Direct Student Loan Program ("FDSLP") is substantially the same as the FFEL program in providing Stafford and PLUS loans. Under the FDSLP, however, funds are provided directly by the federal government to the students, and the loans are administered through the school. For schools electing to participate, the FDSLP replaces the FFEL program, although loans are made on the same general terms and conditions. The Company was one of the initial participants in the FDSLP.

Stafford Loan Program

     Students may borrow an aggregate of $2,625 for their first undergraduate academic year and $3,500 for their second academic year under the FFEL Stafford Loan or FDSLP Stafford Loan program. If the student qualifies for a subsidized loan, based on financial need, the federal government pays interest on the loan while the student is attending school and during certain grace and deferment periods. If the student does not qualify for a subsidized Stafford Loan, the interest accruing on the loans must be paid by the student. In addition, independent students may qualify for an additional $4,000 a year in unsubsidized Stafford loans.

     By the end of fiscal 1997, all of the Company's existing schools participated in the FDSLP program and in fiscal 1998, all of its existing schools will participate exclusively in such programs. FDSLP and FFEL Stafford loans amounted to approximately $27.1 million, or approximately 54.8% of the Company's net revenues, in fiscal 1997.

PLUS Loan Program

     Parents of dependent students may receive loans under the FFEL PLUS Program or the FDSLP PLUS Program on an academic year basis. The maximum amount of any PLUS loan is the total cost of a student's education for each relevant academic year less other financial aid received by the student attributable to such year. PLUS loans carry a maximum interest rate of 9%. These loans are repayable commencing 60 days following the last disbursement made with respect to the relevant academic year, with flexible payment schedules over a 10 year period. The FFEL PLUS loans are made by lending institutions and guaranteed by the federal government. The FDSLP PLUS Program provides PLUS loans by the federal government on the same general terms as the FFEL PLUS loans. FDSLP PLUS loans and FFEL PLUS loans amounted to approximately $3.6 million, or approximately 7.3% of the Company's net revenues, in fiscal 1997.

Perkins Loans

     Students who demonstrate financial need may borrow up to $3,000 per academic year under the Federal Perkins Loan ("Perkins") program, subject to the availability of Perkins funds at the institution. Repayment of loans under the Perkins program is delayed until nine months after graduation or the termination of studies. Funding for a school's Perkins program is made by the Department of Education into a fund maintained by the participating school for that purpose. The participating school is required to make a matching contribution into the fund of 25% of the total loans made from the fund and to deposit all repayments into the fund.

     Five of the Company's schools participated in the Perkins program in fiscal 1997. In fiscal 1998, three of these schools will liquidate the Perkins programs and no longer participate. The Company made no matching contributions in fiscal 1997 because the Company did not receive any Perkins funding from the Department of Education and utilized only funds received from borrower repayments. A school will not receive continued federal funding for Perkins loans if the school's Cohort Default Rate for Perkins loans exceeds 30%.
One of the Company's schools receiving Perkins loan funding had a Cohort Default Rate in excess of 30% in the last fiscal year and is therefore ineligible to receive additional funds from the government for the subsequent fiscal year. The school will, however, remain able to make Perkins loans to students through funds repaid by previous borrowers. Perkins loans amounted to approximately $311,500, or approximately 0.6% of the Company's net revenues, in fiscal 1997.

Federal Work-Study

     Pursuant to the Federal Work-Study ("FWS") program, federal funds are made available to provide part-time employment to eligible students based on financial need. The Company's schools provide a limited number of on-campus and off-campus jobs to eligible students participating in the FWS program. During the 1996-97 award year, the Company's schools employed less than 300 students pursuant to this program. The Company, or another outside source, is required to pay 25% of the gross earnings for each participant in the FWS program.

TITLE IV REGULATION

     To obtain and maintain eligibility to participate in the programs described above, the Company's schools must comply with the rules and regulations set forth in the HEA and the Regulations thereunder. An institution must obtain certification by the Department of Education as an "eligible institution" to participate in Title IV Programs. Certification as an "eligible institution" requires, among other things, that the institution be authorized to offer its educational programs by the state in which it operates. It must also be accredited by an accrediting agency recognized by the Department of Education.

     The HEA provides standards for institutional eligibility to participate in the Title IV Programs. The standards are designed, among other things, to limit dependence on Title IV funds, prevent schools with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria intended to protect the integrity of the federal programs, including criteria regarding administrative capability and financial responsibility.

     Generally, a school (a main campus and any additional locations for purposes of the Regulations) is considered separately for compliance with the Regulations. Seventeen of the Company's schools are main campuses. One school, located in Vista, California, is an additional location of the San Marcos, California main campus, and another school located in McAllen, Texas is an additional location of the San Antonio, Texas main campus.

     A school that has been certified as eligible to participate in the Title IV Programs continues to remain eligible for the period of its certification, which is generally four years. A school must apply for a renewal of its certification prior to its expiration, and must demonstrate compliance with the eligibility requirements in its application.

     Under certain circumstances, the Department of Education may provisionally certify a school to participate in Title IV programs. Provisional certification may be imposed, when a school is reapplying for certification or when a school undergoes a change of ownership resulting in a change in control, if the school
(i) does not satisfy all the financial responsibility standards, (ii) has a Cohort Default Rate of 25% or more in any single fiscal year of the three most recent federal fiscal years for which data is available, and (iii) under other circumstances determined by the Secretary of Education. Provisional certification may last no longer than three years. Provisional certification differs from certification in that a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education as is afforded to a fully certified school faced with termination, suspension, or limitation of eligibility prior to expiration of its certification. Additionally, the Department of Education may impose additional conditions on a provisionally certified institution's eligibility to continue participating in the Title IV Programs.

Student Loan Defaults

     Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on the repayment of federally guaranteed student loans exceed specified Cohort Default Rates. Similar rules regarding default rates apply to Federal Direct Loans made pursuant to the FDSLP, commencing with those loans entering into repayment for the first time in the 12 month period ending September 30, 1995. Under existing regulations, these rates are based on the repayment history of current and former students for loans provided under the Stafford Loan program and the SLS program. A Cohort Default Rate is calculated for each school on a federal fiscal year basis by determining the rate at which the school's students entering repayment in that federal fiscal year default by the end of the following federal fiscal year. Cohort Default Rates are subject to revision by the Department of Education if new data becomes available and is subject to appeal by schools contesting the accuracy of the data or the adequacy of the servicing of the loans by the loan servicer.

     An institution whose Cohort Default Rate exceeds 40% for any single federal fiscal year may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If the Department of Education elects to take such action due to a single-year Cohort Default Rate in excess of the regulatory level, it must afford the institution a hearing before an independent Department of Education hearing officer and an opportunity to appeal any decision to the Secretary of Education before the limitation, suspension, or termination may take effect. Except for its school located in Albany, Georgia, which was closed in fiscal 1995, none of the Company's schools has, or has had, a Cohort Default Rate in excess of 40%.

     An institution whose Cohort Default Rate is 25% or more for the three most recent federal fiscal years for which data is available is subject to immediate loss of eligibility to participate in Title IV Student Loan Programs, subject to an appeal (on the bases stated in the prior paragraph) of the determination, including an appeal based on a claim of exemption from the Cohort Default Rate requirements by virtue of exceptional mitigating circumstances. The loss of eligibility lasts for the duration of the fiscal year in which the determination of ineligibility is made, plus the two succeeding fiscal years. However, an institution remains eligible for Title IV funding while the appeal is pending.

     None of the Company's schools had a Cohort Default Rate of 25% or more for either each of the three consecutive federal fiscal years ending 1994 or those ending with federal fiscal 1995 based on 1995 data released by the Department of Education in May 1997. The Department of Education has designated this 1995 data as preliminary, reserving the right to issue final 1995 Cohort Default Rates in or about November 1997. The Company does not expect its final 1995 Cohort Default Rates to differ materially from the preliminary data. Accordingly, the Company believes that none of the schools is currently vulnerable to termination from Title IV eligibility based on three consecutive years of excess default rates. Only the Company's school located in Omaha, Nebraska had a Cohort Default Rate of 25% or more for federal fiscal 1995 (based on the preliminary data). This school had a Cohort Default Rate of 17.3% in federal fiscal 1994, and therefore, is not vulnerable to termination of Title IV Student Loan Program eligibility unless its rates for the next two federal fiscal years are 25% or more. The Company's other schools must have Cohort Default Rates of 25% or more for consecutive three year periods beginning with federal fiscal 1996 and thereafter in order to become vulnerable to termination of Title IV eligibility.

     The Regulations require that any school which experiences a Cohort Default Rate in excess of 20% must establish a default management plan in compliance with the federally mandated plan included in the Regulations. This plan includes measures to reduce student withdrawal rates, improve student employment rates and counseling of students on their responsibility to repay their loans. The Company also instituted default reduction programs in each of its schools; however, economic and other factors outside of the Company's control could adversely affect default rates.

The 85/15 Rule

     The "85/15" rule, which applies to for-profit institutions such as the schools owned and operated by the Company, became applicable to the Company's schools beginning with the fiscal year ending March 31, 1996. It requires that no more than 85% of the school's applicable cash receipts may be derived from Title IV Programs. A school whose annual certified financial statement or Title IV compliance audit report to the Department of Education does not reflect compliance with the 85/15 rule is subject to immediate termination of its Title IV eligibility. The Company believes that each of its schools was in compliance with the 85/15 rule with respect to fiscal 1995, 1996 and 1997, and has taken steps to help ensure on-going compliance with the 85/15 Rule.

Change in Control

     Upon a change in ownership resulting in a change in control of the Company, as defined in the HEA and Regulations, each of the Company's schools would lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies to regain eligibility. A change of control also could have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Company's schools.

     The Department of Education's regulations provide that after a company becomes publicly traded, a change in control occurs when a report on Form 8-K is required to be filed with the Securities and Exchange Commission disclosing a change in control. Most states and accrediting agencies have similar requirements, but they do not provide a uniform definition of change in control. If the Company were to lose its eligibility to participate in Title IV Programs for a significant period of time pending an application to regain eligibility, or if it were determined not to be eligible, its operations would be materially adversely effected. The possible loss of Title IV eligibility resulting from a change in control may also discourage or impede a tender offer, proxy contest or other similar transaction involving control of the Company.

Administrative Capability

     The Regulations set certain standards of "administrative capability" which a school must satisfy to participate in the Title IV Programs. These criteria require, among other things, that the school comply with all applicable Title IV Regulations, have capable and sufficient personnel to administer the Title IV Programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students, timely submit all reports and financial statements required by the Regulations, and that the school's Cohort Default Rate not equal or exceed 25% for any single fiscal year.

     Failure to satisfy any of the criteria may lead the Department of Education to determine that the school lacks the requisite administrative capability and may subject the school to provisional certification when it seeks to renew its certification as an eligible institution, or may subject it to a fine or to a proceeding for the limitation, suspension, or termination of its participation in Title IV Programs. Proceedings to fine, limit, suspend, or terminate an institution are conducted before an independent hearing officer of the Department of Education and are subject to appeal to the Secretary of Education, prior to any sanction taking effect. Thereafter, judicial review may be sought in the federal courts pursuant to the federal Administrative Procedures Act.

     Eight of the Company's schools are provisionally certified to participate in the Title IV Programs. The conditions imposed on them as a result of such provisional certification include reporting requirements relating to each school. The material violation of such requirements, or any of the requirements of the HEA or the Regulations, would subject the school to a loss of its provisional eligibility.

Financial Responsibility Requirements

     The HEA and the Regulations prescribe specific standards of financial responsibility which the Department of Education must consider with respect to qualification for participation in the Title IV Programs ("Financial Responsibility Standards"). These standards are generally applied on an individual school basis. However, there can be no assurance that the Department of Education will not apply such standards on a consolidated basis. If the Department of Education determines that any of the Company's schools fails to satisfy the Financial Responsibility Standards, the Department may require that such school post an irrevocable letter of credit (a "Financial Responsibility Bond") in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete fiscal year or, in the Department of Education's discretion, require some other less onerous demonstration of financial responsibility (a "Demonstration of Financial Responsibility"). One-half of Title IV funds received by the Company's individual schools in the most recent fiscal year ranged from approximately $232,000 to $3.7 million, and one-half of the total Title IV funds received by all the Company's schools in the most recent fiscal year was $18.4 million. Pursuant to the Regulations, the Company submits annual audited consolidated financial statements and unaudited consolidating financial statements to the Department of Education.

     Among the principal Financial Responsibility Standards which a school must satisfy are: (i) an "acid test" ratio (defined as the ratio of the total of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of the most recent fiscal year, (ii) a positive tangible net worth, as defined by the applicable Regulations, at the end of the most recent fiscal year (the "Tangible Net Worth Standard") and (iii) net operating results for the two most recent fiscal years, excluding extraordinary losses or losses from discontinued operations, which do not show an aggregate net loss in excess of 10% of tangible net worth at the beginning of the two year period. The Company has a positive tangible net worth of $16.7 million as of March 31, 1997, primarily because of the receipt of the net proceeds of the IPO, although the Company has not yet filed the applicable financial statements with the Department of Education. Primarily because a large portion of the Company's assets consists of goodwill and other intangibles related to school acquisitions, the Company had a negative tangible net worth on a consolidated basis for the Company's three prior fiscal years; none of the Company's schools had a negative tangible net worth on an individual school basis as of March 31, 1997. The Company has filed audited consolidated financial statements with the Department of Education for each of the last three fiscal years ended March 31, 1996, along with unaudited consolidating statements. Although the Department of Education has not cited any of the Company's schools for violation of the Tangible Net Worth Standard, there can be no assurance that the Department of Education will not attempt to apply the Tangible Net Worth Standard on a consolidated basis. There also can be no assurance that the Company's acquisition program will not again result in the Company having a negative tangible net worth, and, no assurance can be given that the Department of Education may not make a request for the Company to post a Financial Responsibility Bond in such circumstances or otherwise make a request for a Demonstration of Financial Responsibility based on its consolidated negative tangible net worth. If such a request were to be made, there is no assurance that the Company (i) would be successful in persuading the Department of Education or a court that such a request is contrary to law,
(ii) could secure the funds to post the Financial Responsibility Bond which the Department of Education may request, or (iii) that the Company would be successful in negotiating a more favorable Demonstration of Financial Responsibility. If the Company were unable to post a Financial Responsibility Bond or make a satisfactory Demonstration of Financial Responsibility, it could become ineligible to receive Title IV funding in some or all of its schools. Ineligibility for Title IV funding would have an immediate material adverse effect on the Company's operations.

     Other than the Roanoke, Virginia school, none of the Company's schools had operating losses in fiscal 1996 or fiscal 1997 which, in the aggregate, exceeded 10% of the tangible net worth at the beginning of the period. Therefore, only the Roanoke school is in violation of the Financial Responsibility Standard relating to operating losses.

The Nebraska Acquisition

     The Lincoln School underwent a program review (the "Program Review") which was completed in May 1997 in which the Department of Education alleged that the prior operations were not in compliance with certain applicable regulations.
As a result, the Company was obligated to make payments to the Department of Education and various other parties totaling approximately $398,000 (the "Compliance Payment"), all of which were paid in June 1997. The Nebraska Schools are also subject to allegations of certain fund administration errors which were noted in connection with certain Title IV Financial Aid Audits (the "Financial Aid Audits") filed pursuant to the applicable regulations. The terms of the Nebraska Acquisition provide that the number of shares of the Company's common stock exchanged in the transaction will be adjusted with respect to all liabilities arising from the resolution of (a) the alleged compliance deficiencies asserted by Department of Education in the Program Reviews, (b) the fund administration errors described in the Financial Aid Audits, or otherwise. To facilitate any adjustments, a total of 95,000 shares of the total number of shares of the Company's stock exchanged were placed in escrow and approximately one tenth of such shares will be returned to the Company for each dollar paid to the DOE with respect to the relevant program compliance deficiencies or administration error refunds. As a result of the Compliance Payment, 37,884 shares of the Company's common stock will be returned to it from escrow. Certain other contingencies have not yet been resolved and the balance of the shares remain in escrow.

     Each of the Nebraska Schools must be recertified as eligible for participation in Title IV funding by the Department of Education because of the change in ownership resulting in a change in control, as defined by applicable regulations. While such approval is pending, the relevant school is not eligible to participate in Title IV funding programs, which make up substantially all of its revenue and cash receipts; therefore, the school's operations must be funded from the Company's working capital. Upon recertification, the school receives applicable Title IV funding for students currently enrolled, including funding for prior periods. Although the Company has had no difficulty in obtaining such recertification in the past, there can be no assurance that such approvals may not be subject to unexpected delays or difficulties which may adversely effect the Company's operations.

ITEM 2.  PROPERTIES

     All of the Company's facilities are leased by the Company, except for the facilities in Dayton, Ohio, Lincoln, Nebraska, and Omaha, Nebraska, which are owned by the Company. The table below sets forth certain information regarding these facilities as of March 31, 1997.


                                                                     APPROXIMATE SQUARE
OFFICE/SCHOOL                         LOCATION                       FOOTAGE
-------------                         --------                       --------------------
Home Office                           Roswell, GA                             8,850
Western Region Office                 San Diego, CA                           2,001
Eastern Region Office                 Tampa, FL                               1,581
Central Region Office                 (1)

WESTERN REGION SCHOOLS
Andon College                         Modesto, CA                            11,319
Andon College                         Stockton, CA                           13,241
California Academy of
   Merchandising, Art, and Design     Sacramento, CA                          6,232
Long Medical Institute                Phoenix, AZ                            11,423
Maric College of Medical Careers      San Diego, CA                          39,092
Maric College of Medical Careers      Vista, CA                              14,600
Maric College of Medical Careers (2)  Vista, CA (San Marcos Campus)          13,500
Modern Technology School of X-Ray     North Hollywood, CA                    15,194

EASTERN REGION SCHOOLS
Bauder College                        Atlanta, GA                            27,187
Career Centers of Texas               El Paso, TX                            10,453
Dominion Business School              Harrisonburg, VA                        9,400
Dominion Business School              Roanoke, VA                            12,500
Hagerstown Business College           Hagerstown, MD                         23,682
Ohio Institute of Photography and
   Technology (3)                     Dayton, OH                             24,200
San Antonio College of Medical and
   Dental Assistants                  San Antonio, TX                        23,712
San Antonio College of Medical and
   Dental Assistants                  McAllen, TX                             7,800

CENTRAL REGION SCHOOLS

                                                                     APPROXIMATE SQUARE
OFFICE/SCHOOL                         LOCATION                       FOOTAGE
-------------                         --------                       --------------------

Lincoln School of Commerce (4)        Lincoln, NE                          58,490(5)
Nebraska College of Business (4)      Omaha, NE                            19,035
ICM School of Business                Pittsburgh, PA                       47,833

(1) Because the Central Region was established at the time of the Nebraska Acquisition, its operations have been conducted at the school facility located in Pittsburgh, where the regional manager also serves as campus director.
(2) The Vista campus will be consolidated with the San Marcos campus during the second quarter of fiscal 1998 due to market overlap.
(3) The Dayton, Ohio facility was purchased in connection with the acquisition of the school in fiscal 1994. It is owned subject to a mortgage with an aggregate principal amount outstanding of $625,668 at March 31, 1997.
(4) The Nebraska facilities were acquired in connection with the Nebraska Acquisition in March 1997. These facilities are unencumbered by mortgage debt.
(5)  Total square footage includes dormitory facilities at this location.


ITEM 3.  LEGAL PROCEEDINGS

NORTH HOLLYWOOD PROCEEDING

     In September 1995, the Company filed suit in the California Superior Court in connection with its 1993 purchase of its North Hollywood, California school. The suit alleged that the sellers made significant financial and operational misrepresentations to the Company. The sellers denied the Company's allegations and filed a Cross-Complaint against the Company seeking an indeterminate amount of damages and alleging among other things, breach of contract and fraud. In order to avoid protracted litigation and discovery, the Company decided it was in its best interests to settle the lawsuit in April 1997. In that connection the Company agreed to immediately pay all amounts remaining on the notes payable to sellers related to the financing of the acquisition and the related payments for the covenants not to compete plus attorneys' fees. All amounts were paid in April 1997.

SAN DIEGO PROCEEDING

     On June 24, 1994, eight students enrolled in one of the Company's programs at its schools in the San Diego, California area filed a class action lawsuit against the Company in state court in San Diego, California. In substance, the suit alleged that there were material misrepresentations made with respect to the context of the program and the potential jobs available to the students who graduated from it. The suit was certified as a class action in the fall of 1994. Although the Company believes that it accurately described the course content and the jobs to which the course could lead, in order to avoid further legal expense and because of the uncertainty and risks inherent in any litigation, the Company settled the lawsuit in March 1996. Pursuant to the terms of the settlement, the Company paid $600,000 in March 1996 and $400,000 in April 1997. Additionally, the Company agreed to make available tuition credits. Approximately $115,000 was paid in April 1997 related to unused tuition credits. The involved program was discontinued in the summer of 1994 for reasons unrelated to the lawsuit.

     In order to reduce the risk of any similar actions, the Company has reviewed all of its catalogs and admission materials and, where the Company believes appropriate, taken steps to further disclose to students in writing that placement rates are based on multiple outcomes and the course is not represented to lead to any one particular outcome, including the course title.

ROUTINE PROCEEDINGS

     The Company is also a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     [NOT APPLICABLE]



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded since October 28, 1996 on the NASDAQ Exchange under the symbol "EDMD" for common stock. Prior to that time, there was no public market for the common stock. The following table sets forth the range of high and low closing sale prices for the common stock as reported on the NASDAQ National Market System during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.



                                    COMMON STOCK
QUARTERLY PERIOD ENDED             HIGH         LOW
Period from October 28, 1996
to December 31, 1996             $11.125      $10.000

Quarter ended March 31, 1997     $14.250      $10.375

     As of June 15, 1997, there were approximately 117 holders of record of the Company's common stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The Company has never declared or paid any cash dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-K. All years have been restated to reflect the pooling of interests of the Nebraska Acquisition. The financial information for the Company's fiscal years ended March 31, 1993 through 1995 includes the results of the Nebraska Schools' fiscal year ended December 31, 1992 through 1994, respectively. The results of the Company's fiscal years ended March 31, 1996 and 1997 reflect a conformed year-end for the Nebraska Schools.

                             YEAR ENDED MARCH 31,
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                         1993                    1994                   1995
                                                         ----                    ----                   ----
                                         ----------------------  ----------------------  --------------------
STATEMENT OF OPERATIONS DATA:
Net revenues...........................  $               25,139  $               32,231  $             37,080
School operating costs:
 Cost of education and
  facilities...........................                  10,359                  14,944                17,488
 Selling and promotional
  expenses.............................                   3,470                   4,985                 6,216
 General and administrative expenses...                   6,773                  10,022                10,826
Amortization of goodwill and
  intangibles..........................                   1,071                   1,235                 1,255
Other expenses(1) :
 Merger costs..........................                       -                       -                     -
 Legal defense and settlement
  costs................................                       -                       -                   600
 Loss on closure or relocation of
  schools..............................                       -                   1,126                     -
 Impairment of goodwill and
  intangibles..........................                       -                       -                   176
                                         ----------------------  ----------------------  --------------------
Income (loss) from operations..........                   3,466                     (81)                  519
Interest expense, net..................                     572                     809                   935
                                         ----------------------  ----------------------  --------------------
Income (loss) before income taxes and
 extraordinary item....................                   2,894                    (890)                 (416)
Provision (benefit) for income taxes...                     749                    (170)                   28
                                         ----------------------  ----------------------  --------------------
Income (loss) before extraordinary item                   2,145                    (720)                 (444)
Extraordinary item.....................                       -                       -                     -
                                         ----------------------  ----------------------  --------------------
Net income (loss)......................  $                2,145  $                 (720) $               (444)
                                         ======================  ======================  ====================
Pro forma income tax data: (2)
 Income (loss) before income taxes
  and extraordinary item...............  $                2,894  $                 (890) $               (416)
 Provision for income taxes............                   1,223                     173                    97
                                         ----------------------  ----------------------  --------------------
 Income (loss) before extraordinary
  item.................................                   1,671                  (1,063)                 (513)
 Extraordinary item, net of income
  taxes................................                       -                       -                     -
                                         ----------------------  ----------------------  --------------------
 Pro forma net income (loss)...........  $                1,671  $               (1,063) $               (513)
                                         ======================  ======================  ====================
Pro forma income (loss) per share
 before extraordinary loss (2).........  $                 0.39  $                (0.43) $              (0.21)
Pro forma net income (loss) per
 share (2).............................  $                 0.39  $                (0.43) $              (0.21)
Pro forma shares outstanding                          4,330,864               2,483,115             2,483,115

OTHER OPERATING DATA (3):
Number of schools at end of period.....                      11                      16                    16
Number of students at end of period....                   2,840                   4,026                 4,695
Number of new student starts during
 period................................                   4,581                   5,504                 6,297
Monthly withdrawal rate during
 period(4).............................                     5.8%                    4.8%                  4.3%

                                                         1996                  1997
                                                         ----                  ----
STATEMENT OF OPERATIONS DATA:
Net revenues...........................              $   43,347            $   49,450
School operating costs:
 Cost of education and
  facilities...........................                  19,651                23,151
 Selling and promotional
  expenses.............................                   6,534                 7,531
 General and administrative expenses...                  12,369                14,042
 Amortization of goodwill and
  intangibles..........................                     883                   886
Other expenses(1) :
 Merger costs..........................                       -                   391
 Legal defense and settlement
  costs................................                   1,115                     -
 Loss on closure or relocation of
  schools..............................                      50                   144
 Impairment of goodwill and
  intangibles..........................                     764                     -
                                                     ----------            ----------
Income (loss) from operations..........                   1,981                 3,305
Interest expense, net..................                     822                   284
                                                     ----------            ----------
Income (loss) before income taxes and
 extraordinary item....................                   1,159                 3,021
Provision (benefit) for income taxes...                     632                  (845)
                                                     ----------            ----------
Income (loss) before extraordinary item                     527                 3,866
Extraordinary item.....................                       -                   309
                                                     ----------            ----------
Net income (loss)......................              $      527            $    3,557
                                                     ==========            ==========
Pro forma income tax data: (2)
 Income (loss) before income taxes
  and extraordinary item...............              $    1,159            $    3,021
 Provision for income taxes............                     487                   409
                                                     ----------            ----------
 Income (loss) before extraordinary
  item.................................                     672                 2,612
 Extraordinary item, net of income
  taxes................................                       -                   309
                                                     ----------            ----------
 Pro forma net income (loss)...........              $      672            $    2,303
                                                     ==========            ==========
Pro forma income (loss) per share
 before extraordinary loss (2).........              $     0.13            $     0.41
Pro forma net income (loss) per
 share (2).............................              $     0.13            $     0.36
Pro forma shares outstanding...........               5,149,764             6,447,339

OTHER OPERATING DATA (3):
Number of schools at end of period.....                      16                    19
Number of students at end of period....                   4,954                 5,993
Number of new student starts during
 period................................                   6,706                 7,358
Monthly withdrawal rate during
 period(4).............................                     4.1%                  4.2%


                                                             MARCH 31,
                                                      (DOLLARS IN THOUSANDS)

                                          1993                   1994                   1995
                                          ----                   ----                   ----
BALANCE SHEET DATA:
Cash and cash equivalents                $ 7,061              $  2,737                $  2,733
Total current assets                       9,918                 7,364                   8,125
Total assets                              19,246                21,047                  21,867
Long term debt, including current portion  4,756                 7,688                   8,974
Total liabilities                          9,516                13,251                  15,271
Total stockholders' equity                 9,730                 7,796                   6,596

                                                      1996                 1997
                                                      ----                 ----
BALANCE SHEET DATA:
Cash and cash equivalents                           $  3,209            $  14,048
Total current assets                                   8,375               21,800
Total assets                                          20,986               42,073
Long term debt, including current portion              7,755                6,129
Total liabilities                                     14,717               13,873
Total stockholders' equity                             6,269               28,200

(1) Other expenses consist of (i) a charge in fiscal 1994 of $1,126 in connection with the closing of a school purchased in 1989; (ii) charges in fiscal 1995 of $600 for legal costs associated with the defense of the class action lawsuit, and $176 for impairment of other intangible assets,
     (iii) charges in fiscal 1996 of $1,115 for the settlement of the class action lawsuit, $50 for the cost of relocating a school, and $764 for the impairment of goodwill and other intangible assets; and (iv) charges in fiscal 1997 of $144 for the consolidation of two schools in Virginia and two schools in California and $391 in merger expenses related to the Nebraska Acquisition.
(2) Prior to March 31, 1997, the Nebraska Acquisition and its predecessor were organized as a Subchapter S-Corporation and a partnership under the Internal Revenue Code. Accordingly, income taxes were the responsibility of the S-Corporation's stockholders and the partnership's partners. For informational purposes, the selected pro forma consolidated financial data for the five years ended March 31, 1997 include a pro forma presentation that includes a provision for income taxes as if the Nebraska Acquisition had operated as a C-Corporation and was combined with the Company for those periods. Such pro forma calculations were based on the income tax laws and rates in effect during those periods and Financial Accounting Standards Board Statement No. 109. Primary and fully diluted earnings per share on a pro forma basis are the same except in fiscal year 1996 when fully diluted earnings per share was $0.12.
(3)  1994 Other Operating Data excludes the Company's school located in
     Albany, Georgia, which the Company decided to close in fiscal 1994.  See
     Note 1 above.
(4) Represents the percentage calculated by dividing (i) the number of students who withdrew from the Company's schools in the period by (ii) the sum of the number of students at each month-end in the period and the number of students who withdrew in the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

     The following discussion of the Company's results of operations and financial condition should be read in conjunction with Item 6 and Item 8 and the Notes thereto appearing elsewhere in this Form 10-K.

GENERAL

     The Company owns and operates 19 schools in nine states which together provide diversified career oriented postsecondary education to approximately 6,000 students as of March 31, 1997. The Company derives its revenue almost entirely from tuition, fees and charges paid by, or on behalf of, its students. Most students at the Company's schools rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. During fiscal 1997, approximately 76% of the Company's cash receipts were indirectly derived from Title IV Programs. Cash receipts represented approximately 98% of the Company's net revenue in fiscal 1997.

     The Company's revenue varies based on the aggregate student population, which is influenced by the number of students attending the Company's schools at the beginning of a fiscal period, by the number of new students entering the Company's schools during such period, and by student retention rates. New students enter the Company's schools' degree granting programs four times a year and diploma courses every four-to-six weeks. The Company believes that the size of its student population is affected to some extent by general economic conditions, and that, in the absence of countervailing factors, student enrollments and retention rates would tend to increase as opportunities for immediate employment for high school graduates decline and decrease as such opportunities increase. The purchase of new Company schools and the introduction of additional program offerings at existing Company schools have been significant factors in increasing the aggregate student population in recent years.

     In the fiscal year ending March 31, 1997, the Company derived approximately 93% of its net revenues from tuition. The Company recognizes tuition revenue on each student contract as earned on a pro rata monthly basis over the term of the contract. Refunds are due if a student withdraws from school prior to completion of the program and are computed using methods required by accrediting agencies or state and federal regulations. As of the time of withdrawal, the total earnings on the contract mandated by the applicable formula are compared to the revenue previously recognized by the Company. This comparison can result in either an increase or decrease in final revenue recognition, which is recorded for accounting purposes at the time of the applicable student's withdrawal. Historically, these net adjustments have not been material. Other educational revenue is comprised of fees and textbook sales.

     The Company incurs expenses throughout a fiscal period in connection with the operation of its schools. The cost of education and facilities includes faculty salaries and benefits, cost of books sold, occupancy costs, depreciation and amortization of equipment costs and leasehold improvements, and certain other educational and facility costs incurred by the Company's schools.

     Selling and promotional expenses include admission representatives' salaries and benefits, direct and indirect marketing expenses and advertising expenses.

     General and administrative expenses include schools', regional offices' and home office's salaries and benefits, other direct and indirect costs of the schools, regional offices, and home office, and the provision for losses on accounts receivable.

     Since its inception, the Company has pursued a strategy of growth through acquisition. All of the Company's schools have been acquired. Except in the case of a pooling of interests, the Company records as goodwill and intangibles the difference between the purchase price of a school and the fair value of its tangible net assets. Since inception, the Company has allocated approximately $20.8 million of its purchase prices of acquired schools to goodwill and intangibles. Goodwill is amortized over 15 years. Other intangibles are amortized over two to 15 years. The Company also frequently enters into non-competition agreements with the owners or employees of the schools it acquires and generally records the cost of such non-competition agreements as intangible assets which are amortized over their respective lives which range from two to ten years. Effective July 1993, such amortization is tax deductible; however, amortization related to acquisitions consummated prior to that date is only partially tax deductible on a current basis.

VARIATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly financial data for each of the eight fiscal quarters in the two years ended March 31, 1997 and such data expressed as a percentage of the Company's totals with respect to such information for the applicable fiscal year. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.


                              Fiscal Year Ended March 31, 1996             Fiscal Year Ended March 31, 1997
                              --------------------------------             --------------------------------
                          1st Qtr     2nd Qtr     3rd Qtr   4th Qtr    1st Qtr     2nd Qtr    3rd Qtr   4th Qtr
                          -------     -------     -------   -------    -------     -------    -------   -------
                                                (Dollars in Thousands)
Net revenues:
 Amount..............      $9,765     $10,377     $11,538   $11,667     $10,401    $12,039   $13,324    $13,686
 Percentage of fiscal
  year total......           22.5%       23.9%       26.6%     27.0%       21.0%      24.3%     26.9%      27.8%
Income from
 operations before
 other expenses:
 Amount............        $  145     $   792     $ 1,490   $ 1,483     $   327    $ 1,122   $ 1,404    $   987
 Percentage of fiscal
  year total.......           3.7%       20.3%       38.1%     37.9%        8.5%      29.2%     36.6%      25.7%

     The Company's quarterly net revenues have fluctuated in the past and may fluctuate significantly in the future as a result of a number of factors, principally due to the number and timing of new students enrolling in the Company's programs. New enrollments in the Company's schools tend to be higher in the third and fourth fiscal quarters because the third and fourth quarters cover periods traditionally associated with the beginning of school semesters. The Company believes it is less affected by this seasonal pattern than many other educational institutions because it permits students to enroll in and begin programs in any month of the year at most of its schools. In addition, the impact of seasonality in new enrollments on results of operations has been moderated to some extent by growth in the number of students attending programs and the varying lengths of those programs. In addition, other factors affecting quarterly net revenues include student withdrawals, the termination of programs, the introduction of new programs, the upgrading or lengthening of programs, changes in tuition rates (including changes in response to pricing actions by competitors), changes in government-supported financial aid programs, modification of applicable government regulations or interpretations, regulatory audits or other actions by regulatory authorities. The Company has not experienced any material resistance to raising its tuition rates in the past and, based on such prior experience, anticipates that tuition increases will keep pace with inflation for the foreseeable future. Because certain of the Company's expenses do not vary with student enrollment, quarterly variations in net revenues are amplified at the income (loss) from operations level.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues, for the periods indicated.


                                                  Year Ended March 31,
                                         ----------------------------------------
                                             1995          1996          1997
                                         ------------  ------------  ------------
                                         % of Revenue  % of Revenue  % of Revenue
                                         ------------  ------------  ------------
Net Revenues                                 100.0         100.0         100.0
School Operating Costs:
 Cost of education and facilities             47.2          45.4          46.8
 Selling and promotional                      16.8          15.1          15.2
 General and administrative expenses          29.2          28.5          28.4
Amortization of goodwill and intangibles       3.4           2.0           1.8
                                             -----         -----         -----
Income before other expenses                   3.4           9.0           7.8
Other expenses                                 2.1           4.4           1.1
                                             -----         -----         -----
Income from operations                         1.3           4.6           6.7
Interest expense, net                          2.5           1.9           0.6
                                             -----         -----         -----
Income (loss) before income taxes             (1.2)          2.7           6.1
Provision (benefit) for income taxes           0.1           1.5          (1.7)
                                             -----         -----         -----
Income (loss) before extraordinary item       (1.3)          1.2           7.8
Extraordinary item                               -             -           0.6
                                             -----         -----         -----
Net income (loss)                             (1.3)          1.2           7.2
                                             -----         -----         -----


Year Ended March 31, 1997 Compared With Year Ended March 31, 1996.

     Net Revenues. Net revenues increased by $6,103, or 14.1%, to $49,450 for the year ended March 31, 1997 from $43,347 for the year ended March 31, 1996. Factors contributing to revenue growth included an increase in the number of students attending the Company's schools and an approximate 4% increase in tuition rates during fiscal 1997. The number of new student starts at the Company's schools during the year increased to 7,358 in fiscal 1997 from 6,706 in fiscal 1996, a 9.7% increase. The Company's three San Diego area schools experienced a decline in new student starts to 1,944 for the current year as compared to 2,178 for the prior year, principally in its medical assistant and medical administration programs. The Company believes the decline in new student starts is attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities.
The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area. The Texas and Maryland schools, acquired in fiscal 1997, accounted for 855 new students starts in fiscal 1997. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during fiscal 1996.

     Cost of Education and Facilities. Cost of education and facilities increased by $3,500, or 17.8%, to $23,151 in fiscal 1997 from $19,651 in fiscal 1996 principally as a result of increased student count at the Company's schools. The cost of education and facilities as a percentage of net revenue was 46.8% in fiscal 1997 compared with 45.4% in fiscal 1996, as a result of increased costs associated with the introduction of several new programs at the Company's two San Diego, California schools.

     Selling and Promotional. Selling and promotional expenses increased by $997, or 15.3%, to $7,531 in fiscal 1997 from $6,534 in fiscal 1996. Selling and promotional expense as a percentage of net revenue was 15.2% in fiscal 1997 compared with 15.1% in fiscal 1996, as a result of increased advertising spending by the Company's schools in order to increase inquiries from prospective students.

     General and Administrative. General and administrative expenses increased by $1,673, or 13.5%, to $14,042 in fiscal 1997 from $12,369 in fiscal 1996 principally as a result of an increase in the number of administrative personnel at the Company's schools and increased costs at the Company's home office and regional offices. Such increase in personnel was necessary to service the increase in student population and the expansion in number of schools. General and administrative expenses as a percentage of net revenues were 28.4% in fiscal 1997 compared with 28.5% in fiscal 1996.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $3, or .4% to $886 in fiscal 1997 from $883 in fiscal 1996. The increase was a result of amortizing costs associated with schools acquired in fiscal 1997 offset by fully amortizing certain intangible assets acquired in connection with the purchase of schools in fiscal 1992 and prior.

     Other Expenses. Other expenses in fiscal 1997 consisted of a charge of $391 for merger costs associated with the Nebraska acquisition and $144 for the consolidation of two Virginia schools and two California schools.

     Interest Expense, Net. Net interest expense decreased $538, or 65.5%, to $284 in fiscal 1997 from $822 in fiscal 1996 principally as a result of paying off $4.8 million in subordinated debt with the proceeds from the Company's IPO and increased interest income from excess cash on hand.

     Income before Income Taxes and Extraordinary Item. Income before income taxes and extraordinary item increased to $3,021 in fiscal 1997 from $1,159 in fiscal 1996 principally as a result of the decline in other expenses and reduced interest expense, net.

     Extraordinary Item. Extraordinary item consisted of a one time charge of $309 after tax to write off unamortized deferred debt issuance costs and unamortized debt discount for early payoff of subordinated debt from the proceeds of the Company's IPO.

     Income Taxes. The income tax benefit was $845 in fiscal 1997 as compared to expense of $632 in fiscal 1996 due to the 1997 recognition of a benefit from establishing deferred tax assets when the Nebraska Acquisition terminated its status as a Subchapter S Corporation and the 1997 elimination of the deferred tax asset valuation allowance of $1,320 due to the Company's profitable operations in fiscal 1997 and the acquisition of other historically profitable schools. Pro forma income tax expense of $409 in fiscal 1997 as compared to the pro forma income tax benefit of $487 in fiscal 1996 reflects the taxation of the Nebraska Acquisition as a C corporation filing a consolidated return with the Company for all periods and other differences arising from the application of the liability method of accounting for income taxes.

     Net Income. Net income increased in fiscal 1997 to $3,557 as compared to $527 in fiscal 1996 due primarily to the acquisition of the Texas and Maryland schools, improved results in the Nebraska schools, the reduction in the other expenses such as the class action lawsuit settlement and the impairment of goodwill and intangibles, and reduced interest expense, combined with the income tax benefit described above in fiscal 1997.

Year Ended March 31, 1996 Compared With Year Ended March 31, 1995.

     Net Revenues. Net revenues increased by $6,267, or 16.9%, to $43,347 for the year ended March 31, 1996 from $37,080 for the year ended March 31, 1995. Factors contributing to revenue growth included an increase in the number of students attending the Company's schools and an approximate 5% increase in tuition rates during fiscal 1996. The number of students attending the Company's schools increased 16.6% from the beginning of fiscal 1995 to the beginning of fiscal 1996. The number of new student starts at the Company's schools during the year increased to 6,706 in fiscal 1996 from 6,297 in fiscal 1995, a 6.5% increase. The seven new schools acquired in fiscal 1994 and the two Nebraska schools accounted for 2,845 new student starts in fiscal 1996 compared with 2,559 in fiscal 1995 representing a 11.2% increase. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during fiscal 1995.

     Cost of Education and Facilities. Cost of education and facilities increased by $2,163, or 12.4%, to $19,651 in fiscal 1996 from $17,488 in fiscal 1995 principally as a result of increased student count at the Company's schools. The cost of education and facilities as a percentage of net revenues was 45.4% in fiscal 1996 compared with 47.2% in fiscal 1995, reflecting the Company's ability to serve a greater student population without a corresponding proportional increase in faculty and facilities costs.

     Selling and Promotional. Selling and promotional expenses increased by $318, or 5.1%, to $6,534 in fiscal 1996 from $6,216 in fiscal 1995. Selling and promotional expenses as a percentage of net revenues was 15.1% in fiscal 1996 compared with 16.8% in fiscal 1995, due to an increased percentage of new student starts resulting from student referrals.

     General and Administrative. Administrative expenses increased by $1,543, or 14.3%, to $12,369 in fiscal 1996 from $10,826 in fiscal 1995 principally as a result of an increase in the number of administrative personnel at the schools. Such increase in personnel was necessary to service the increased student population. Administrative expense as a percentage of net revenues declined to 28.5% in fiscal 1996 compared with 29.2% in fiscal 1995 resulting from the Company's ability to leverage fixed costs at the home office, regional and school level.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles declined $372, or 29.6%, to $883 in fiscal 1996 from $1,255 in fiscal 1995. The decline was a result of fully amortizing certain intangible assets acquired in connection with the purchase of schools in fiscal 1992 and prior.

     Other Expenses.   Other expenses in fiscal 1996 consisted of a charge of
$1,115 for the settlement of a class action lawsuit and a $50 charge related to the relocation of one of the Company's schools, and $764 for the impairment of goodwill and intangibles due to operating losses of the Company's Roanoke, Virginia school.

     Interest Expense, Net. Net interest expense decreased $113, or 12.1%, to $822 in fiscal 1996 from $935 in fiscal 1995 principally as a result of lower debt levels during fiscal 1996.

     Income Taxes. Income taxes increased by $604 to $632 in fiscal 1996 from $28 in fiscal 1995 due principally to not recognizing a tax benefit for the impairment of goodwill and intangibles and a portion of the legal settlement. As a result, the effective income tax rate in fiscal 1996 was substantially higher than in fiscal 1995.

     Net Income. Net income increased to $527 in fiscal 1996 from a loss of $444 in fiscal 1995 principally as a result of increased net revenues and reduced expenses as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

     During the last three fiscal years, the Company financed its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities and by a $2.2 million subordinated debt borrowing in March 1995. Cash provided by operating activities for fiscal 1996 and fiscal 1997 was $4.3 million and $2.7 million, respectively. The Company's principal sources of funds at March 31, 1997 were cash and cash equivalents of $14.0 million and accounts receivable of $5.2 million.

     Historically, the Company's investment activity has primarily consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $1.3 million and $2.0 million for fiscal 1996 and 1997, respectively, as a result of purchasing additional equipment and upgrading and replacing existing equipment such as computers and medical equipment for school programs, and expanding facilities at several locations. Purchases of the Texas and Maryland businesses, including goodwill and intangibles, totaled $5.2 million of which $1.4 million was paid in cash in fiscal 1997.

     The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased with the exception of the land and buildings owned by the Company in Dayton, Ohio, Lincoln, Nebraska and Omaha, Nebraska. The Company plans to continue to expand current facilities, upgrade and replace equipment, and open new schools. The Company expects fiscal 1998 capital expenditures for its existing schools to be approximately $2.2 million. The Company expects that its fiscal 1998 operations and planned capital expenditures can be funded through cash to be generated from existing operations.

     Cash flow from operations on a long term basis is highly dependent on the receipt of funds from Title IV Programs, and presently a majority of the Company's net revenues are derived from Title IV Programs. Disbursement of Title IV Program funds is dictated by federal regulations. For students enrolled in "non-term" programs (i.e., not divided into quarters or semesters), payments are generally made in two equal installments, one in the first 30 days following the student's first day of class and the second when the student reaches the midpoint of the program. For students enrolled in term programs (i.e., quarters or semesters), payments are made at the beginning of each term, with the exception of the initial disbursement which is made 30 days following the student's first day of class. In addition, the Title IV regulations set forth other financial standards for the Company and its schools including restrictions for (i) positive tangible net worth, (ii) an "acid" test ratio of at least 1-to-1, (iii) a 10% limitation on losses as a percentage of tangible net worth and (iv) the maintenance of a minimum cash reserve equal to 25% of prior year school refunds in the event of certain non-compliance. Except with respect to the operating losses incurred at the Company's Roanoke school, the Company believes each of its schools satisfied the financial responsibility standards. Because the HEA and the Regulations are subject to amendment, and because the Department of Education may change its interpretation of the HEA and the Regulations, there can be no assurance that the Department of Education will agree in the future with the Company's interpretation of each such requirement or that such requirements will not change in the future.

     In connection with the Texas Acquisition, the Company made payments of approximately $1,150,000 to the sellers in May 1997 and will make note payments of approximately $250,000 per year for five years, beginning in fiscal 1998. The Company's Title IV funding from its Texas Acquisition was suspended pending Department of Education recertification, which was received in April 1997. In connection with the Maryland Acquisition, the Company made payments of $1,350,000 in May 1997. No further amounts are due. The Company's Title IV funding from its Maryland Acquisition was suspended pending Department of Education recertification, which was received in April 1997. The Company's Title IV funding for its Nebraska Acquisition has been suspended pending Department of Education recertification, which is expected to be received in the fall of 1997.

     The Company anticipates it will need additional debt or equity financing in order to carry out its strategy of growth through acquisitions. In February 1997, the Company entered into a loan agreement with a major U.S. bank for loan facilities to the Company of up to $17.5 million (the "Bank Credit Facility"). Of the total amount of the Bank Credit Facility, $5 million is to be provided in the form of a three year revolving line of credit and the remainder by a term loan facility maturing on the third anniversary of the Bank Credit Facility. Subject to compliance by the Company with certain financial conditions and expenditure of all the proceeds from the IPO, the term loan facility provides $5 million of availability the first year, increasing to $7.5 million in the second year and $12.5 million in the third year. Interest is charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company and depending on whether drawn under the revolving line of credit or the term loan. In addition, the Bank Credit Facility provides for commitment fees to be paid on the unused portion of the facility. The Bank Credit Facility also contains restrictions on the payment of dividends and incurrence of additional debt, and various other financial covenants. The Bank Credit Facility is secured by substantially all of the assets of the Company. The Company believes this Bank Credit Facility will be adequate to meet its financing needs for at least the next twelve months.

     Effect of Inflation. The Company does not believe its operations have been materially affected by inflation.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time-to-time.

DEPENDENCE ON TITLE IV FUNDING; REGULATORY COMPLIANCE AS A CONDITION FOR CONTINUED ELIGIBILITY FOR TITLE IV FUNDING

     The Company derives a substantial majority of its revenues from federal financial aid received by the students of its schools under Title IV programs administered by the United States Department of Education under the HEA. Each of the Company's schools participates in Title IV Programs. In order to participate in Title IV Programs, an institution, such as each of the schools owned and operated by the Company, must obtain certification by the Department of Education as an "eligible institution." To obtain such certification, the institution must satisfy certain eligibility, program, and general requirements imposed by the HEA and by regulations thereunder (the "Regulations") promulgated and enforced by the Department of Education. Generally, a school (a main campus and any additional locations for purposes of the Regulations) is considered separately for compliance with the Regulations. All but two of the Company's schools are main campuses. An institution also must be authorized to offer its programs by the relevant state agency where it is located and it must be accredited by a nationally recognized accrediting agency to obtain and maintain such certification. Each of the Company's schools is licensed and approved in the state where it operates and is accredited by at least one nationally recognized accrediting agency.

     The provisions of the HEA and the Regulations govern many aspects of the operation of the Company and its schools, including, but not limited to (i) the maximum acceptable rate of default by a school's students with respect to federally guaranteed or funded student loans, (ii) the maximum acceptable proportion of school revenues derived from Title IV Programs, (iii) the school's satisfaction of certain financial responsibility standards, (iv) the school's satisfaction of certain administrative capability standards, (v) the ability of a school to add locations and educational programs, and (vi) the ability of the Company to engage in transactions involving a change in ownership resulting in a change in control of the schools or the Company. Generally, each school is considered separately for purposes of determining compliance with the regulatory requirements, although certain financial reporting is done on a consolidated basis.

     Financial Responsibility Requirements. The HEA and the Regulations prescribe specific standards of financial responsibility which the Department of Education must consider with respect to qualification for participation in the Title IV Programs ("Financial Responsibility Standards"). These standards are generally applied on an individual school basis. However, there can be no assurance that the Department of Education will not attempt to apply such standards on a consolidated basis. If the Department of Education determines that any of the Company's schools fails to satisfy the Financial Responsibility Standards, it may require that such schools post an irrevocable letter of credit (a "Financial Responsibility Bond") in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete award year or, in the Department of Education's discretion, require some other less onerous demonstration of financial responsibility (a "Demonstration of Financial Responsibility").

     Among the principal Financial Responsibility Standards which a school must satisfy are: (i) an "acid test" ratio (defined as the ratio of the total of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of the most recent fiscal year, (ii) a positive tangible net worth, as defined by the applicable Regulations, at the end of the most recent fiscal year (the "Tangible Net Worth Standard") and (iii) net operating results for the two most recent fiscal years, excluding extraordinary losses or losses from discontinued operations, which do not show an aggregate net loss in excess of 10% of tangible net worth at the beginning of the two year period.

     Student Loan Defaults. The HEA provides that a school may lose its eligibility to participate in some or all Title IV Programs if defaults on the repayment of federally guaranteed student loans or direct loans exceed certain rates ("Cohort Default Rates"). Cohort Default Rates are calculated for each school for each federal fiscal year by determining the rate at which the school's students entering in that federal fiscal year default on repayment of their loan by the end of the following federal fiscal year. Cohort default rates are subject to revision by the Department of Education if new data become available and are subject to appeal by schools contesting the accuracy of the data or the adequacy of the servicing of the loans by the loan servicer. A school that is determined to have had Cohort Default Rates of 25% or greater for the three most recent federal fiscal years for which data is available is subject to immediate loss of eligibility to participate in substantially all Title IV Student Loan Programs, subject to a limited appeal of the determination, including an appeal based on a claim of exemption from the Cohort Default Rate requirements by virtue of exceptional mitigating circumstances. The loss of eligibility lasts for the duration of the federal fiscal year in which the determination of ineligibility is made, plus the two succeeding federal fiscal years. However, an institution remains eligible for Title IV funding while an appeal of such determination is pending. The loss of Title IV eligibility at one or more of the Company schools could have a material adverse effect on the Company's operations.

CHANGE IN OWNERSHIP RESULTING IN CHANGE IN CONTROL

     Upon a change in ownership resulting in a change in control of the Company, as defined in the HEA and the Regulations, each of the Company's schools would lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies to regain eligibility. A change of control also could have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Company's schools.

     The Department of Education's regulations provide that after a Company becomes publicly-traded, a change in control occurs when a report on Form 8-K is required to be filed with the Securities and Exchange Commission disclosing a change in control. Most states and accrediting agencies have similar requirements, but they do not provide a uniform definition of change in control. If the Company were to lose its eligibility to participate in Title IV Programs for a significant period of time pending an application to regain eligibility, or if it were determined not to be eligible, its operations would be materially adversely affected. The possible loss of Title IV eligibility resulting from a change in control may also discourage or impede a tender offer, proxy contest or other similar transaction involving control of the Company.

PARTICIPATION IN FEDERAL DIRECT LENDING PROGRAM; RISK OF LEGISLATIVE ACTION

     Prior to fiscal 1995, the Company derived all of its Title IV loan funding from the FFEL loan program. Since fiscal 1995, the Company's schools elected to administer their Title IV loan funding pursuant to the Federal Direct Student Loan Program ("FDSLP"). As of this date, the Company expects to derive all of its Title IV loan funding pursuant to the FDSLP program in fiscal 1998.
Funding for the FDSLP, as well as for the FFEL program, must be appropriated by Congress annually. FDSLP and FFEL loans represent a substantial majority of the Company's revenues. In 1996 there was debate in Congress over whether the Title IV loan programs should be financed entirely through the FFEL program, or through a combination of the FFEL program and the FDSLP program. There can be no assurance that funding will continue at current levels, or that the FDSLP program itself will be continued. If the FDSLP program were discontinued, or funding reduced so as to reduce the amount of direct lending funds available to the Company's schools, the Company would have to rely on loans provided pursuant to FFEL. Loans pursuant to FFEL are administered through outside lenders, such as banking institutions and are federally guaranteed. Although the Company believes that it would have no difficulty finding lenders for federally guaranteed student loans to its students under FFEL, there can be no assurance that such loans would be available in amounts sufficient to provide for the Company's schools to operate at current and anticipated levels, or at all.

     Furthermore, there can be no assurance that federal funding for the FFEL Program will be continued at current levels, or at all. Because the Company derives a substantial majority of its cash receipts from Title IV funding, discontinuance or significant reductions in the FDSLP and, if the FDSLP program is discontinued or reduced, the FFEL program, would have a material adverse effect on the Company's operations.

RELIANCE ON ACQUISITIONS

     The Company has acquired all of its schools. Several of the schools acquired by the Company have experienced losses following their acquisition in connection with their integration into the Company's operations or because of their failure to perform as anticipated by the Company. The Company expects that a significant part of its future growth will be based on its ability to identify, acquire and profitably operate additional schools. While the Company is continually searching for acquisition opportunities, there can be no assurance that the Company will be successful in identifying, acquiring and operating additional schools. When the Company acquires an existing school and accounts for the acquisition as a "purchase" rather than a "pooling of interests", a significant portion of the purchase price for such school is often allocated to goodwill and intangibles because most of these acquisitions do not involve the purchase of significant amounts of tangible property. All of such goodwill and intangibles must be amortized over a relatively short period of time, which reduces the Company's reported earnings. If any potential acquisition opportunities are identified, there can be no assurance that the Company will be able to consummate the acquisition on terms favorable to the Company and successfully integrate any such acquisition into its existing operations and there can be no assurance as to the timing or effect on the business of the Company of any such acquisitions.

     The Company's acquisition of a school constitutes a change in ownership resulting in a change of control with respect to such school for purposes of Title IV eligibility, which means that schools must either be acquired subject to recertification of eligibility by the Department of Education or that the school will lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies for recertification of eligibility. The Company's experience has been that the Department of Education typically processes such applications for recertification in three to six months. Since this is less than the minimum enrollment period for each of the Company's schools, there generally should be no significant interruption of Title IV funding caused by the need to apply for a recertification of eligibility as a result of an acquisition. There can be no assurance, however, that recertification applications will be acted upon on a timely basis by the Department of Education so as to avoid any significant interruption of Title IV funding to students at the acquired school. Prior to recertification by the Department of Education, the Company must also obtain approval of the change in control from applicable states and accrediting agencies. In the past this process has taken from three to six months for the Company to complete. The Company has been timely recertified for eligibility by the Department of Education with respect to each of its acquisitions. Although the Company has had no difficulty in obtaining such recertification and approval in the past, there can be no assurance that such state, accrediting and Department of Education approvals may not be subject to unexpected delays or difficulties which may materially and adversely effect the Company's operations.

     In acquiring a school, the Company becomes liable to the Department of Education for any liabilities of the seller on account of the seller's failure to comply with the HEA or the Regulations prior to the date of acquisition. The Company attempts to minimize the impact of any such liabilities by including representations as to regulatory compliance and indemnification provisions in the relevant acquisition agreements. No material amount of unindemnified Title IV regulatory liabilities have been asserted against the Company with respect to any of its prior acquisitions, however, no assurance can be given that any assertions will not be made in the future. In addition, if available offsets are insufficient, there can be no assurance that the parties responsible for indemnification of the Company from such liabilities will have the financial resources necessary to indemnify the Company for all or any portion of such possible liabilities.

VARIABILITY IN QUARTERLY OPERATING RESULTS

     The Company's quarterly revenues have varied in the past and may vary significantly in the future as a result of a number of factors, including fluctuations in the number of new students enrolling in the Company's programs. New enrollments in the Company's schools tend to be higher in the third and fourth fiscal quarters because the third and fourth quarters cover periods associated with the beginning of school semesters. The Company expects these seasonal trends will continue.

COMPETITION

     The postsecondary education market is highly fragmented and competitive with no private or public institution having a significant market share. The Company's schools compete for students with not-for-profit public and private colleges and proprietary institutions which offer degree and/or non-degree granting programs. Such proprietary institutions include vocational and technical training schools, continuing education programs and commercial training programs. Public and private colleges may offer programs similar to those offered by the Company's schools at lower tuition costs due in part to government subsidies, foundation grants, tax deductible contributions, or other financial resources not available to proprietary institutions. Certain of the Company's competitors in both the public and private sector have greater financial and other resources than the Company.

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends upon the availability and performance of its senior management, particularly Gary D. Kerber, the Company's Chairman, President and Chief Executive Officer. Mr. Kerber has entered into an employment contract with the Company, however, it may be terminated by him at any time. Although the Company maintains key man life insurance on Mr. Kerber in the amount of $1,000,000, the loss of Mr. Kerber's services could have a material adverse effect on the Company.


ABSENCE OF DIVIDENDS

     The Company has not paid any dividends to date. The Company does not currently intend to declare or pay dividends on its Common Stock in the foreseeable future, but plans to retain any earnings for use in its business operations. In addition, the Bank Credit Facility contains restrictions which prohibit the Company from paying dividends while such credit line is in effect.

ANTI-TAKEOVER PROVISIONS AND TITLE IV CHANGE IN CONTROL REGULATIONS

     Certain provisions of the Company's Certificate of Incorporation and Bylaws authorize the issuance of "Blank Check" preferred stock and establishing advance notice requirements for director nominations and actions to be taken at stockholder meetings. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of the Company, which transactions might be viewed favorably by minority stockholders. Provisions in the applicable Regulations pursuant to which the Company would lose its Title IV eligibility in the event of a change in ownership resulting in a change of control could have a similar discouraging effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are indexed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors, executive officers, promoters and control persons of the Company is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than July 29, 1997.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

           Report of Ernst & Young LLP, Independent Auditors

           Consolidated Balance Sheets as of March 31, 1996 and 1997 Consolidated Statements of Operations for the years ended
                   March 31, 1995, 1996 and 1997
           Consolidated Statements of Stockholders' Equity for the years ended March 31, 1995, 1996 and 1997
           Consolidated Statements of Cash Flows for the years ended
                   March 31, 1995, 1996 and 1997
           Notes to Consolidated Financial Statements

(b)  FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statement schedule of Educational Medical, Inc. and subsidiaries is included in Item 14(d):

      Schedule II--Valuation and qualifying accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)   REPORTS ON FORM 8-K:

      Form 8-K filed January 15, 1997 reporting the acquisition of Hagerstown Business College, Hagerstown, Maryland.

      Form 8-K/A filed March 14, 1997 submitting financial statements and pro forma financial statements as to the acquisition of Hagerstown Business College, Hagerstown, Maryland.

(d)   EXHIBITS


EXHIBIT                 DESCRIPTION
-------                 -----------
3.1(a)*    Restated Certificate of Incorporation of EMI Acquisition Corp. (See
           Exhibit 3.1(a) to Amendment No. 1 to Registration Statement on Form S-1
           filed with the Commission on September 20, 1996.)
3.1(b)*    Certificate of Amendment of Certificate of Incorporation of EMI
           Acquisition Corp. (See Exhibit 3.1(b) to Amendment No. 3 to Registration
           Statement on Form S-1 filed with the Commission on October 22, 1996.)
3.1(c)*    Second Amendment to Restated Certificate of Incorporation of
           Educational Medical, Inc. (See Exhibit 3.1(c) to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
3.1(d)*    Third Amendment to Restated Certificate of Incorporation of
           Educational Medical, Inc. (See Exhibit 3.1(d) to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
3.1(e)*    Fourth Amendment to Restated Certificate of Incorporation of
           Educational Medical, Inc. (See Exhibit 3.1(e) to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
3.1(f)*    Fifth Amendment to Restated Certificate of Incorporation of
           Educational Medical, Inc. (See Exhibit 3.1(f) to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
3.1(g)*    Sixth Amendment to Restated Certificate of Incorporation of
           Educational Medical, Inc. (See Exhibit 3.1(g) to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
3.1(h)*    Seventh Amendment to Restated Certificate of Incorporation of
           Educational Medical, Inc. (See Exhibit 3.1(h) to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
3.1(i)*    Eighth Amendment to Restated Certificate of Incorporation of
           Educational Medical, Inc. (See Exhibit 3.1(i) to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)

                                       36


3.2*       Restated By-Laws of the Company. (See Exhibit 3.2 to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
4.1*       Form of Common Stock Certificate. (See Exhibit 4.1 to Amendment No. 3
           to Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
10.1*      Securities Purchase Agreement, dated as of July 23, 1991, by and among the Company and the Pecks Managed Entities. (See Exhibit 10.1 to
           Registration Statement on Form S-1 filed with the Commission on August 8,
           1996.)
10.2*      Promissory Note R-002, dated as of July 16, 1991, in the principal amount of $2,900,000 issued by the Company in favor of NAP & Company. (See
           Exhibit 10.2 to  Amendment No. 3 Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.3*      Promissory Note R-003, dated as of July 23, 1991, in the principal amount of $603,000 issued by the Company in favor of Fuelship & Company.
           (See Exhibit 10.3 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.)
10.4*      Promissory Note R-004, dated as of July 23, 1991, in the principal amount of $497,000 issued by the Company in favor of Fuelship & Company.
           (See Exhibit 10.4 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.)
10.5*      Allonge to Promissory Note R-002, dated as of March 31, 1995. (See
           Exhibit 10.5 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.)
10.6*      Allonge to Promissory Note R-003, dated as of March 31, 1995. (See
           Exhibit 10.6 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.)
10.7*      Allonge to Promissory Note R-004, dated as of March 31, 1995. (See
           Exhibit 10.7 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.)
10.8*      Warrant No. R-001 to purchase Common Stock issued to Fuelship &
           Company. (See Exhibit 10.8 to  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.9*      Warrant No. R-002 to purchase Common Stock issued to NAP & Company.
           (See Exhibit 10.8 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.)
10.10*     Warrant No. E-007 to purchase Common Stock issued to Equitable
           Securities Corporation. (See Exhibit 10.10 to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22,  1996.)
10.11*     First Amendment to Securities Purchase Agreement, dated as of March
           31, 1995, by and among the Company and the Pecks Managed Entities. (See
           Exhibit 10.11 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.)
10.12*     Loan Agreement, dated as of March 31, 1995, by and between the
           Company, each of its subsidiaries, and Sirrom. (See Exhibit 10.12 to
           Amendment No. 3 to  Registration Statement on Form S-1 filed with the
           Commission on October 22, 1996.)
10.13*     Letter Addendum to Loan Agreement, dated as of March 31, 1995, between the Company, each of its subsidiaries, and Sirrom. (See Exhibit 10.13 to
           Registration Statement on Form S-1 filed with the Commission on August 8,
           1996.)
10.14*     Secured Promissory Note, dated as of March 31, 1995, in the principal amount of $2,200,000, issued by the Company and each of its subsidiaries in favor of Sirrom. (See Exhibit 10.14 to Amendment No. 3 to  Registration
           Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.15*     Security Agreement, dated as of March 31, 1995, among the Company, each of its subsidiaries, and Sirrom. (See Exhibit 10.15 to Amendment No.
           3 to Registration Statement on Form S-1 filed with the Commission on
           October 22, 1996.)

                                       37


10.16*     Stock Purchase Warrant to purchase Common Stock of the Company issued to Sirrom, dated as of March 31, 1995. (See Exhibit 10.16 to  Registration
           Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.17*     Pledge Agreement, dated as of March 31, 1995, between the Company and
           Sirrom. (See Exhibit 10.17 to  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.18*     Agreement in Respect of Warrant, dated as of March 31, 1995, among NAP
           & Company, the Company and Sirrom. (See Exhibit 10.18 to  Registration
           Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.19*     Agreement in Respect of Warrant, dated as of March 31, 1995, among
           Fuelship & Company, the Company and Sirrom. (See Exhibit 10.19 to
           Registration Statement on Form S-1 filed with the Commission on August 8,
           1996.)
10.20*     Registration Rights Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group, LTOS, and the Pecks Managed Entities (See
           Exhibit 10.20 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.).
10.21*     First Amendment to Registration Rights Agreement, dated as of March
           31, 1995, by and among the Company, the Sprout Group, LTOS, the Pecks
           Managed Entities and Sirrom. (See Exhibit 10.21 to  Registration Statement
           on Form S-1 filed with the Commission on August 8, 1996.)
10.22*     Coinvestors Agreement, dated as of July 23, 1991, by and among the
           Company, the Sprout Group, LTOS, the Pecks Managed Entities and Investech,
           L.P. (See Exhibit 10.22 to  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.23*     Letter Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group, LTOS and Investech, L.P. (See Exhibit 10.23 to
           Registration Statement on Form S-1 filed with the Commission on August 8,
           1996.)
10.24*     Business Loan Agreement, dated as of July 14, 1993, between Bank One,
           Dayton, N.A. and OIOPT Acquisition Corp. (See Exhibit 10.24 to
           Registration Statement on Form S-1 filed with the Commission on August 8,
           1996.)
10.25*     Business Purpose Promissory Note, dated as of July 14, 1993, in the principal amount of $720,000 issued by OIOPT Acquisition Corp. in favor of
           Bank One, Dayton, N.A., and guaranteed by the Company. (See Exhibit 10.25 to  Registration Statement on Form S-1 filed with the Commission on August
           8, 1996.)
10.26*     Mortgage, dated as of July 14, 1993, by OIOPT Acquisition Corp.,
           (Mortgagor), to Bank One, Dayton, N.A., (Mortgagee), guaranteed by the
           Company. (See Exhibit 10.26 to  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.27*     Pledge Agreement, dated as of July 14, 1993, among the Company, Ohio
           Institute of Photography and Technology, Inc. and OIOPT Acquisition Corp.
           (See Exhibit 10.27 to  Registration Statement on Form S-1 filed with the
           Commission on August 8, 1996.)
10.28*     Asset Purchase Agreement, dated as of June 23, 1993, among the
           Company, OIOPT Acquisition Corp., Ohio Institute of Photography and
           Technology, Inc., K. Terry Guthrie, Richard L. Cretcher, Stephen T.
           McLain, Gerald D. Guthrie and James R. Madden. (See Exhibit 10.28 to
           Registration Statement on Form S-1 filed with the Commission on August 8,
           1996.)
10.29*     Amendment to Business Loan Agreement, dated as of August 28, 1995, by and between OIOPT Acquisition Corp. and Bank One, Dayton, N.A., with the
           Company as guarantor. (See Exhibit 10.29 to  Registration Statement on
           Form S-1 filed with the Commission on August 8, 1996.)
10.30*     Promissory Note Modification Agreement, dated as of August 28, 1995, by and between OIOPT Acquisition Corp. and Bank One, Dayton, N.A., with the Company as guarantor.

                                       38


           (See Exhibit 10.30 to  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.31*     Amendment to Business Loan Agreement, dated as of August 28, 1995, by and between OIOPT Acquisition Corp. and Bank One, Dayton, N.A., and the
           Company as guarantor. (See Exhibit 10.39 to Amendment No. 3 to
           Registration Statement on Form S-1 filed with the Commission on October
           22, 1996.)
10.32*     Employment Agreement, dated as of December 31, 1992, between the
           Company and Gary D. Kerber. (See Exhibit 10.42 to  Registration Statement
           on Form S-1 filed with the Commission on August 8, 1996.)
10.33*     Letter Agreement, dated November 21, 1988 between the Company and
           Robert L. Heidrich concerning the granting of options. (See Exhibit 10.52 to Registration Statement on Form S-1 filed with the Commission on August
           8, 1996.)
10.34*     1996 Stock Incentive Plan of the Company. (See Exhibit 10.53 to
           Amendment No. 1 to  Registration Statement on Form S-1 filed with the
           Commission on September 20, 1996.)
10.35*     Non-employee Director Stock Option Plan of the Company. (See Exhibit
           10.54 to Amendment No. 1 to  Registration Statement on Form S-1 filed with the Commission on September 20, 1996.)
10.36*     Letter Agreement, dated April 6, 1995 between the Company and
           Equitable Securities Corporation amending the maturity date of Warrant No.
           E-007. (See Exhibit 10.55 to  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.37*     Asset Purchase Agreement, dated as of September 6, 1996, among the
           Company, SACMD Acquisition Corp., San Antonio College of Medical and
           Dental Assistants, Inc., Career Centers of Texas -- El Paso, Inc. and Mr.
           Comer Alden. (See Exhibit 10.56 to Amendment No. 1 to  Registration
           Statement on Form S-1 filed with the Commission on September 20, 1996.)
10.38*     Letter of Commitment, dated August 22, 1996, from Bank of America to the Company concerning the Proposed Bank Line of Credit. (See Exhibit
           10.57 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on September 20, 1996.)
10.39*     Asset Purchase Agreement dated December 12, 1996, as amended, between the Company, HBC Acquisition Corp. and O/E Learning, Inc. (including all exhibits) (See Exhibit 10.1 to the Company's Form 8-K filed with the
           Commission on January 15, 1997.)
10.40*     Executed Form of Second Payment Note in the amount of $1,350,000 from
           HBC to O/E (See Exhibit 10.2 to the Company's Form 8-K filed with the
           Commission on January 15, 1997.)
10.41*     Executed Form of Pledge Agreement  (See Exhibit 10.3 to the Company's
           Form 8-K filed with the Commission on January 15, 1997.)
10.42*     Executed Form of Assumption Agreement (See Exhibit 10.4 to the
           Company's Form 8-K filed with the Commission on January 15, 1997.)
10.43*     Executed Form of Bill of Sale (See Exhibit 10.5 to the Company's Form
           8-K filed with the Commission on January 15, 1997.)
10.44*     Agreement and Plan of Reorganization dated as of March 29, 1997, by and among the Company,  Nebraska Acquisition Corp. and Educational
           Management, Inc. with attached Exhibit A - Plan of Merger (See Exhibit
           10.1 to the Company's Form 8-K filed with the Commission on April 15,
           1997.)
10.45*     Escrow Agreement dated as of March 29, 1997 by and among the Company,
           Acquisition and Richard O. Wikert, the Lila Rhude Trust, the Scott L.
           Rhude Trust, the A. Lauren

                                       39

           Rhude Trust, Roger B. Bojens and Sacks Tierney, P.A. as  Escrow
           Agent. (See Exhibit 10.5 to the Company's Form 8-K filed with the
           Commission on April 15, 1997.)
10.46      Business Loan Agreement dated as of February 25,1997 between Bank of
           America, FSB and the Company
10.47      Stock Pledge Agreement dated as of February 25, 1997 between Bank of
           America, FSB and the Company
10.48      Security Agreement dated as of February 25, 1997 between Bank of
           America, FSB and the Company
11.1       Statement regarding computation of pro forma net income (loss) per share.
11.2       Statement regarding computation of historical net income (loss) per share.
11.3       Statement regarding computation of historical supplemental net income per share.
21         List of Subsidiaries
23.1       Consent of Winther, Stave & Co., LLP.
27.1       Financial Data Schedule (for SEC use only).
99.1       Report of Winther, Stave & Co., LLP
99.2       Report of Winther, Stave & Co., LLP
99.3       Report of Winther, Stave & Co., LLP


* The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EDUCATIONAL MEDICAL, INC..
                                     (Registrant)

Date: June 30, 1997                By: /s/ Gary D. Kerber
                                     --------------------------------------
                                       Gary D. Kerber
                                       Chairman of the Board, President and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                         DATE

/s/ Gary D. Kerber              President, Chief Executive    June 30, 1997
-------------------------       Officer and Chairman
Gary D. Kerber                  of the Board (Principal
                                Executive Officer)


/s/ Vince Pisano                Vice President and Chief      June 30, 1997
-------------------------       Financial Officer
Vince Pisano


/s/ Robert T. Cresci            Director                      June 30, 1997
-------------------------
Robert T. Cresci


/s/ Carl S. Hutman              Director                      June 30, 1997
-------------------------
Carl S. Hutman


/s/ W. Patrick Ortale, III      Director                      June 30, 1997
--------------------------
W. Patrick Ortale, III



/s/ Richard E. Kroon            Director                      June 30, 1997
-------------------------
Richard E. Kroon

                                   ITEM 14(D)

                                  SCHEDULE II


                           EDUCATIONAL MEDICAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS




                                                BALANCE AT        ADDITIONS CHARGED
                                               BEGINNING OF          TO COSTS AND                         BALANCE AT END
                                                  YEAR                EXPENSES         NET DEDUCTIONS        OF YEAR
                                             --------------       -----------------    --------------     --------------
Allowance for doubtful accounts:
  For the year ended March 31, 1995          $  1,027,433         $   1,280,654        $1,286,920         $ 1,021,167
  For the year ended March 31, 1996             1,021,167             1,270,565         1,317,375             974,357
  For the year ended March 31, 1997               974,357             1,239,151         1,290,804             922,704

                 Educational Medical, Inc. and Subsidiaries

                      Consolidated Financial Statements


                               March 31, 1997




                                  CONTENTS


       Report of Independent Auditors...................................F-1

       Consolidated Financial Statements

       Consolidated Balance Sheets as of March 31, 1996 and 1997........F-2
       Consolidated Statements of Operations for the years ended
        March 31, 1995, 1996 and 1997...................................F-4
       Consolidated Statements of Stockholders' Equity for the years ended March 31, 1995, 1996 and 1997.............................F-5
       Consolidated Statements of Cash Flows for the years
        ended March 31, 1995, 1996 and 1997.............................F-6
       Notes to Consolidated Financial Statements.......................F-7

                       Report of Independent Auditors

Board of Directors and Stockholders
Educational Medical, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Educational Medical, Inc. and subsidiaries as of March 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Nebraska Acquisition Corporation, a wholly-owned subsidiary, or its predecessors (Educational Management, Inc. and Wikert and Rhude, a general partnership) acquired by Educational Medical, Inc. on March 31, 1997 in a business combination accounted for as a pooling of interests as described in
Note 4 to the consolidated financial statements, which statements reflect total assets of approximately $2,625,000 and $5,681,000 as of March 31, 1996 and 1997, respectively, and total net revenues of approximately $5,015,000, $4,695,000, and $6,012,000 for the years ended March 31, 1995, 1996 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Nebraska Acquisition Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Educational Medical, Inc. and subsidiaries at March 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/ Ernst & Young LLP

June 30, 1997
Atlanta, Georgia

                 Educational Medical, Inc. and Subsidiaries

                         Consolidated Balance Sheets


                                                                MARCH 31
                                                           1996         1997
                                                        ------------------------
ASSETS
Current assets:
 Cash and cash equivalents                              $ 3,209,045  $14,047,889
 Restricted cash                                            610,000            -
 Trade accounts receivable, less allowance for
  doubtful accounts of $974,357 and $922,704,
  respectively                                            3,522,715    5,238,742
 Prepaid expenses                                         1,033,098    1,149,146
 Income taxes receivable                                          -      155,542
 Deferred income tax assets                                       -    1,208,669
                                                        ------------------------
Total current assets                                      8,374,858   21,799,988






Property and equipment, net                               6,270,619    7,617,958






Deferred debt issuance costs, net of accumulated
  amortization of $286,402 and $0, respectively              96,109      297,492
Covenants not to compete, net of accumulated
  amortization of $902,780 and $1,194,238, respectively     974,445    1,082,987
Goodwill and other intangible assets, net of
  accumulated amortization of $6,488,863 and
  $7,063,793, respectively                                5,040,410   10,152,625
Deferred income tax assets                                        -      944,629
Other assets                                                229,210      176,855
                                                        ------------------------
Total assets                                            $20,985,651  $42,072,534
                                                        ========================

                                                               MARCH 31
                                                          1996          1997
                                                      -------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                     $   723,834   $   820,784
 Accrued compensation                                   1,175,423       858,049
 Accrued income taxes                                     232,252             -
 Other accrued expenses                                 1,051,497     2,486,532
 Deferred tuition income                                2,821,257     3,184,225
 Current portion of long-term debt                      1,080,085     3,964,851
                                                      -------------------------
Total current liabilities                               7,084,348    11,314,441

Long-term debt, less current portion                    6,674,909     2,163,880
Other liabilities                                         957,166       394,145
                                                      -------------------------
Total liabilities                                      14,716,423    13,872,466

Commitments and contingencies

Stockholders' equity:
 Preferred stock, authorized 5,000,000 shares, none
  issued and outstanding                                        -             -
 Convertible preferred stock, $.01 par value -
  authorized 1,100,000 shares; 1,023,049 shares
  issued and outstanding (liquidation preference of
  $6.66 per share) at March 31, 1996; none
  authorized, issued or outstanding at March 31, 1997      10,230             -
 Additional paid-in capital on convertible preferred
  stock                                                 6,732,160             -
 Common stock, $.01 par value - authorized 5,833,333
  and 15,000,000 shares in 1996 and 1997,
  respectively; 2,438,100 and 7,418,100 shares issued
  and outstanding at March 31, 1996 and 1997,
  respectively                                             24,381        74,181
 Additional paid-in capital on common stock                42,424    30,222,776
 Common stock purchase warrants                         2,838,148             -
 Accumulated deficit                                   (3,343,115)   (1,996,889)
 Less treasury stock, at cost, 29,165 and 34,817
  common shares at March 31, 1996 and 1997,
  respectively                                            (35,000)     (100,000)
                                                      -------------------------
Total stockholders' equity                              6,269,228    28,200,068
                                                      -------------------------
Total liabilities and stockholders' equity            $20,985,651   $42,072,534
                                                      =========================

See accompanying notes.

                 Educational Medical, Inc. and Subsidiaries

                    Consolidated Statements of Operations


                                                                     YEAR ENDED MARCH 31
                                                               1995          1996          1997
                                                           ---------------------------------------
Net revenues                                               $37,080,045   $43,346,533   $49,449,680

School operating costs:
  Cost of education and facilities                          17,487,917    19,650,937    23,150,599
  Selling and promotional                                    6,215,697     6,533,229     7,530,741
  Provision for losses on accounts receivable                1,280,654     1,270,565     1,239,151
  General and administrative expenses                        9,545,715    11,098,422    12,802,441
Amortization of goodwill and intangibles                     1,255,288       882,953       886,268
Other expenses:
  Legal defense and settlement costs                           600,000     1,115,000             -
  Loss on closure or relocation of schools                           -        50,000       143,585
  Impairment of goodwill and intangibles                       176,042       764,000             -
  Merger expenses                                                    -             -       391,453
                                                           ---------------------------------------
Income from operations                                         518,732     1,981,427     3,305,442

Interest expense (net of interest income of $60,327 in
  1995, $171,870 in 1996, and $476,194 in 1997)                934,529       822,434       284,162
                                                           ---------------------------------------
Income (loss) before income taxes and extraordinary item      (415,797)    1,158,993     3,021,280

Provision (benefit) for income taxes                            27,982       632,185      (845,363)
                                                           ---------------------------------------
Net income (loss) before extraordinary item                   (443,779)      526,808     3,866,643
Extraordinary item - loss on early extinguishment of
  debt, net of income taxes                                          -             -       308,683
                                                           ---------------------------------------
Net income (loss)                                          $  (443,779)  $   526,808   $ 3,557,960
                                                           =======================================

Pro forma income tax data:
  Income (loss) before income taxes and extraordinary item $  (415,797)  $ 1,158,993   $ 3,021,280
  Provision (benefit) for income taxes                          97,633      (486,505)      408,951
                                                           ---------------------------------------
  Income (loss) before extraordinary item                     (513,430)      672,488     2,612,329
  Extraordinary item, net of income taxes                            -             -       308,683
                                                           ---------------------------------------
Pro forma net income (loss)                                $  (513,430)  $   672,488   $ 2,303,646
                                                           ---------------------------------------
Pro forma net income (loss) per common and common
  equivalent share:
Primary:
  Income (loss) before extraordinary item                  $     (0.21)  $      0.13   $      0.41
  Extraordinary item                                                 -             -         (0.05)
                                                           ---------------------------------------
  Net income (loss)                                        $     (0.21)  $      0.13   $      0.36
                                                           =======================================
Weighted average number of shares and common equivalent
  shares outstanding (primary)                               2,483,115     5,149,764     6,447,339
                                                           =======================================
Fully diluted:
  Income (loss) before extraordinary item                  $     (0.21)  $      0.12   $      0.41
  Extraordinary item                                                 -             -         (0.05)
                                                           ---------------------------------------
  Net income (loss)                                        $     (0.21)  $      0.12   $      0.36
                                                           =======================================
Weighted average number of shares and common equivalent
  shares outstanding (fully diluted)                         2,483,115     5,416,712     6,447,339
                                                           =======================================

See accompanying notes.

                  Educational Medical, Inc. and Subsidiaries

               Consolidated Statements of Stockholders' Equity




                                                                    ADDITIONAL
                                                                     PAID-IN                   ADDITIONAL
                                                                    CAPITAL ON                   PAID-IN            COMMON
                                                      CONVERTIBLE  CONVERTIBLE                 CAPITAL ON            STOCK
                                                       PREFERRED    PREFERRED    COMMON          COMMON            PURCHASE
                                                         STOCK        STOCK       STOCK           STOCK            WARRANTS
                                                        -------------------------------------------------------------------
Balance at March 31, 1994, as restated                  $ 10,230   $ 6,732,160   $24,381      $    42,424       $ 1,724,400
  Accretion of value of common stock purchase warrants         -             -         -                -           339,252
  Issuance of common stock purchase warrants                   -             -         -                -           368,150
  Distributions to former Nebraska Shareholders                -             -         -                -                 -
  Adjustment for change in Nebraska year end                   -             -         -                -                 -
  Net loss                                                     -             -         -                -                 -
                                                        -------------------------------------------------------------------
Balance at March 31, 1995                                 10,230     6,732,160    24,381           42,424         2,431,802
  Accretion of value of common stock purchase warrants         -             -         -                -           406,346
  Distributions to former Nebraska Shareholders                -             -         -                -                 -
  Net income                                                   -             -         -                -                 -
                                                        -------------------------------------------------------------------
Balance at March 31, 1996                                 10,230     6,732,160    24,381           42,424         2,838,148
  Accretion of value of common stock purchase warrants         -             -         -                -           281,398
  Issuance of common stock in connection with initial
   public offering                                             -             -    22,000       19,238,000                 -
  Conversion of note receivable to treasury stock              -             -         -                -                 -
  Exercise of common stock purchase warrants                   -             -     1,417          367,583          (368,150)
  Cashless exercise of common stock purchase warrants          -             -     9,333        2,742,063        (2,751,396)
  Conversion of convertible preferred stock to common
   stock                                                 (10,230)   (6,732,160)   17,050        6,725,340                 -
  Distributions to former Nebraska Shareholders                -             -         -                -                 -
  Reclassification of undistributed Nebraska S
   Corporation earnings to additional paid-in-capital          -             -         -          693,366                 -
  Recognition of deferred income tax assets related to
   termination of Nebraska Subchapter S Corporation
   status upon consummation of pooling of interests            -             -         -          414,000                 -
  Net income                                                   -             -         -                -                 -
                                                        -------------------------------------------------------------------
Balance at March 31, 1997                               $      -   $         -   $74,181      $30,222,776       $         -
                                                        ===================================================================




                                                                ACCUMU-
                                                                 LATED    TREASURY
                                                                DEFICIT     STOCK        TOTAL
                                                           --------------------------------------
Balance at March 31, 1994, as restated                     $  (702,527)   $ (35,000)  $ 7,796,068
  Accretion of value of common stock purchase warrants        (339,252)           -             -
  Issuance of common stock purchase warrants                         -            -       368,150
  Distributions to former Nebraska Shareholders             (1,333,075)           -    (1,333,075)
  Adjustment for change in Nebraska year end                   208,229            -       208,229
  Net loss                                                    (443,779)           -      (443,779)
                                                           --------------------------------------
Balance at March 31, 1995                                   (2,610,404)     (35,000)    6,595,593
  Accretion of value of common stock purchase warrants        (406,346)           -             -
  Distributions to former Nebraska Shareholders               (853,173)           -      (853,173)
  Net income                                                   526,808            -       526,808
                                                           --------------------------------------
Balance at March 31, 1996                                   (3,343,115)     (35,000)    6,269,228
  Accretion of value of common stock purchase warrants        (281,398)           -             -
  Issuance of common stock in connection with initial
   public offering                                                   -            -    19,260,000
  Conversion of note receivable to treasury stock                    -      (65,000)      (65,000)
  Exercise of common stock purchase warrants                         -            -           850
  Cashless exercise of common stock purchase warrants                -            -             -
  Conversion of convertible preferred stock to common
   stock                                                             -            -             -
  Distributions to former Nebraska Shareholders             (1,236,970)           -    (1,236,970)
  Reclassification of undistributed Nebraska S
   Corporation earnings to additional paid-in-capital         (693,366)           -             -
  Recognition of deferred income tax assets related to
   termination of Nebraska Subchapter S Corporation
   status upon consummation of pooling of interests                  -            -       414,000
  Net income                                                 3,557,960            -     3,557,960
                                                           --------------------------------------
Balance at March 31, 1997                                  $(1,996,889)   $(100,000)  $28,200,068
                                                           ======================================


See accompanying notes.

                   Educational Medical, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows



                                                               YEAR ENDED MARCH 31
                                                         1995          1996          1997
                                                     ---------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                    $  (443,779)  $   526,808   $ 3,557,960
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                           930,715     1,104,039     1,330,180
  Amortization of other assets                         1,284,043       931,076       886,555
  Extraordinary item - loss on early extinguishment
   of debt, net of income taxes                                -             -       308,683
  Loss on closure or relocation of schools                     -        50,000        25,000
  Impairment of goodwill and intangibles                 176,042       764,000             -
  Provision for losses on accounts receivable          1,280,654     1,270,565     1,239,151
  Deferred income taxes                                        -             -    (1,563,995)
  Amortization of discount on long-term debt             212,445       123,567        72,044
  Changes in operating assets and liabilities, net
   of assets acquired and liabilities assumed:
    Restricted cash                                     (525,000)     (235,000)      610,000
    Accounts receivable                               (1,986,958)     (673,666)   (1,885,940)
    Income taxes receivable                                    -             -      (155,542)
    Prepaid expenses                                      91,400       (60,224)      (68,651)
    Other assets                                        (183,766)      (40,292)       62,297
    Accounts payable and accrued expenses              1,052,681      (282,548)      734,795
    Deferred tuition income                             (519,615)      202,430    (1,826,398)
    Income taxes payable                                       -       220,807       (26,461)
    Other liabilities                                    134,352       305,713      (563,021)
                                                     ---------------------------------------
Net cash provided by operating activities              1,503,214     4,207,275     2,736,657

INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired                   -             -    (1,400,000)
Purchases of property and equipment                   (2,200,758)   (1,342,638)   (2,079,501)
                                                     ---------------------------------------
Net cash used in investing activities                 (2,200,758)   (1,342,638)   (3,479,501)

FINANCING ACTIVITIES
Issuance of common stock                                       -             -    19,260,000
Issuance of common stock purchase warrants               368,150             -             -
Proceeds from notes payable and long-term debt         2,529,950       391,837       532,295
Principal payments on acquisition notes payable       (1,156,187)   (1,404,160)   (1,890,493)
Exercise of common stock purchase warrants                     -             -           850
Principal payments on senior subordinated debt          (300,000)     (500,000)   (5,000,000)
Increase in deferred financing costs                     (66,100)      (86,222)     (297,492)
Distributions to former Nebraska Shareholders         (1,057,273)     (790,193)   (1,023,472)
                                                     ---------------------------------------
Net cash provided by (used in) financing activities      318,540    (2,388,738)   11,581,688
                                                     ---------------------------------------
Increase (decrease) in cash and cash equivalents        (379,004)      475,899    10,838,844
Cash and cash equivalents at beginning of year         3,112,150     2,733,146     3,209,045
                                                     ---------------------------------------
Cash and cash equivalents at end of year             $ 2,733,146   $ 3,209,045   $14,047,889
                                                     =======================================

See accompanying notes.

                  Educational Medical, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                                 March 31, 1997


1. ORGANIZATION AND NATURE OF BUSINESS

Educational Medical, Inc. (the "Company") operates diversified career-oriented postsecondary education schools. The Company offers diploma and, in certain locations, degree programs through its 19 schools located in nine states. The Company's 19 schools offer programs designed to provide enrolled students with the knowledge and skills necessary for entry level employment in the fields of healthcare, business, fashion and design, and photography.

The consolidated financial statements have been restated for the March 31, 1997 acquisition of Educational Management, Inc. ("Nebraska Acquisition"), which has been accounted for as a pooling of interests. The financial statements and notes reflect amounts related to the consolidated results of the Company and the Nebraska Acquisition. See Note 4 for further details.

On October 28, 1996, the Company completed its initial public offering ("IPO") of common stock by selling 2,200,000 shares of newly issued shares, in addition to 410,000 shares sold by certain selling stockholders in October and November 1996. See Note 7 for further details.

Approximately 46% and 12% of the Company's fiscal 1997 net revenues were derived from its schools in California and Nebraska, respectively. No other state represented over 10% of net revenues. Approximately 76% of the Company's fiscal 1997 cash receipts were derived from Title IV programs as provided for by the Higher Education Act of 1965, as amended. Cash receipts approximated 98% of the Company's net revenues in fiscal 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Educational Medical, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS/RESTRICTED CASH

Cash equivalents includes overnight investments in a bank. These investments are recorded at cost, which approximates market. The Company considers investments with maturities of three months or less at the date of purchase to be cash equivalents for purposes of the statements of cash flows.

Restricted cash represents 25% of certain of the Company's Title IV program refunds made in the preceding fiscal year, as previously required by such programs or posting of irrevocable letters of credit. In 1997, the Company determined that segregation of such funds was no longer required except in instances of failure to demonstrate financial responsibility, as defined, or to pay refunds on a timely basis.

At March 31, 1996 and 1997, the Company held $3,717,558 and $13,515,475, respectively, in cash balances at certain financial institutions which amounts were in excess of the $100,000 federally insured amounts. The Company monitors the financial condition of these institutions since it is exposed to credit risk for such excess amounts, however, at this time the Company does not believe any of these institutions present such a risk.

                  Educational Medical, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), the Company records impairment losses on long-lived assets, including intangibles, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation, including that related to assets under capital leases, is computed using the straight-line method over the estimated useful lives of the related assets or the remaining lease term for leasehold improvements, if shorter.

COVENANTS NOT TO COMPETE

Non-compete agreements obtained from the sellers of certain acquired schools are being amortized on the straight-line basis over the life of the agreement, generally from two to 15 years.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is amortized over a fifteen year period.

Other intangible assets, which are similar in character to goodwill (acquired student contracts, program curriculum, favorable leases assumed, accreditation and acquired tradenames) are being amortized using the straight-line method over periods ranging generally from two to ten years.

                  Educational Medical, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

During the fiscal year ended March 31, 1995, the Company wrote-off approximately $176,000 of unamortized intangible assets due to changes in federal regulations regarding student referrals. During the fiscal year ended March 31, 1996, the Company wrote-off approximately $764,000 of unamortized goodwill related to one of its schools due to estimated impairment in value (see Note 11).

LONG-TERM DEBT

Outstanding principal amounts are carried net of unamortized debt discount, when applicable. The debt discount is being amortized over the period until maturity of the underlying debt, using the straight-line method. Such amortization is included in interest expense.

Deferred debt issuance costs represent fees and other costs associated with obtaining long-term debt financing. Such amounts are amortized over the lives of the related loans.

REVENUE RECOGNITION

Tuition revenue is recognized monthly on a straight-line basis over the term of the course of study. Certain nonrefundable fees and charges are fully recognized as revenue at the time a student begins classes.

The Company is generally required to refund a portion of a student's unearned tuition who withdraws from a Company school. The amount of tuition, if any, that may be retained by the Company after payment of any potential refund is immediately recognized in the Company's statement of operations.

Deferred tuition income represents the portion of student tuitions received in advance of the course of study's completion.

                  Educational Medical, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PRO FORMA INCOME TAX DATA

Prior to March 31, 1997, the Nebraska Acquisition consisted of a Subchapter S Corporation and a partnership and, accordingly, was not subject to federal or state income taxes. For informational purposes, the statements of operations include a pro forma presentation that includes a provision for income taxes as if the Nebraska Acquisition had been a taxable corporation for these periods and had filed a consolidated income tax return with the Company. Such pro forma calculations were based on the income tax laws and rates in effect during those periods and Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

STATEMENTS OF CASH FLOWS

The following non-cash transactions have been excluded from the consolidated statements of cash flows:


                                                       YEAR ENDED MARCH 31
                                                   1995      1996       1997
                                                 -------------------------------
Capital leases                                   $623,000  $347,000   $  121,000
Issuance of notes payable in connection with
 acquisitions and related non-compete
 agreements                                             -         -    4,100,000
Distribution of note receivable to former
 Nebraska shareholders                                  -         -      213,498
Conversion of note receivable to treasury
 stock                                                  -         -       65,000

                 Educational Medical, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Historical net income (loss) per share presented in accordance with generally accepted accounting principles is as follows:


                                                Year ended March 31
                                         1995          1996         1997
                                     --------------------------------------
Net income (loss) per common share
 and common equivalent share:
 Income (loss)
  before extraordinary item          $    (0.18)   $     0.10    $     0.60
 Extraordinary item                           -             -          (.05)
 Net income (loss)                        (0.18)         0.10          0.55
Weighted average number of shares
 used in computing net income (loss)
 per common share and common
 equivalent share                     2,483,115     5,149,764     6,447,339

Historical net income (loss) per share was computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding including 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition less 37,810 shares returned pursuant to the contingency clause, as if outstanding for all periods plus cheap stock using the treasury stock method at the estimated market prices at each applicable date. In 1995, common stock equivalents were antidilutive, therefore they were not included in the computation of weighted average shares outstanding for such period.

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalents issued at prices below the assumed initial public offering price per share ("cheap stock") during the twelve month period immediately preceding the initial filing date of the Company's Registration Statement for its IPO have been included as if outstanding for all periods prior to the IPO (using the treasury stock method at the IPO price) even though the effect is to reduce the loss per share in 1995.

                 Educational Medical, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Pro forma net income (loss) per share was computed by dividing net income
(loss) adjusted for the pro forma income tax provision after considering the Nebraska Acquisition (which previously was a Subchapter S corporation) by the weighted average number of shares of common stock and common stock equivalents outstanding (including the 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition less 37,810 shares returned pursuant to the contingency clause, as if outstanding for all

                 Educational Medical, Inc. and Subsidiaries

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

periods) plus cheap stock using the treasury stock method at the IPO price for all periods. In 1995, common stock equivalents were antidilutive, therefore they were not included in the computation of weighted average shares outstanding for such period.

Assuming the repayment of certain long-term debt outstanding of $4,800,000 as if repaid at the beginning of the period with the proceeds of the sale of common stock, supplemental historical net income for fiscal year 1997 would have been $0.59 per share of common stock before extraordinary item and $0.55 per share of common stock after extraordinary item.

STOCK COMPENSATION

The Company uses the intrinsic value method of accounting for its stock-based compensation awards. As such, compensation expense is measured and recorded if the exercise price of the stock options (or other awards) is below the fair value of the Company's stock on the date of grant. The Company discloses the pro forma effect of all stock compensation using the fair value method as prescribed by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation, ("SFAS 123"). See Note 7.

                 Educational Medical, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", ("SFAS 128"), which generally simplifies the calculation of earnings per share. The Company will adopt this new standard in fiscal year 1998 and has not yet evaluated the impact.

RECLASSIFICATIONS

Certain reclassifications were made to the 1995 and 1996 consolidated financial statements to conform to the 1997 presentation.

3. REGULATORY MATTERS

The Company derives a substantial portion of its revenues from financial aid received by its students under Title IV programs ("Title IV Programs") administered by the United States Department of Education ("Department") pursuant to the federal Higher Education Act of 1965, ("HEA"), as amended. In order to continue to participate in Title IV Programs, the Company and its schools must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the "Regulations"). Among other things these Regulations require the Company's schools to exercise due diligence in approving and disbursing funds and servicing loans, limit the proportion of cash receipts by the Company's schools derived from Title IV Programs to no more than 85% of the total revenue derived from the school's students in its Title IV eligible educational programs, and to exercise financial responsibility related to maintaining certain financial covenants (including cash reserve for refunds, an "acid test" ratio, a positive tangible net worth test and limitations on the amount of operating losses in comparison to tangible net worth, as defined). All of the Company's schools participate in Title IV Programs.

The failure of any of the Company's schools to comply with the requirements of the HEA or the Regulations could result in the restriction or loss by the Company or such school of its ability to participate in Title IV Programs. If the Department determines that any of the Company's schools is not financially responsible, the Department may require that the Company or such school post an

                 Educational Medical, Inc. and Subsidiaries

3. REGULATORY MATTERS (CONTINUED)

irrevocable letter of credit in an amount equal to not less than one-half of Title IV Program funds received by the relevant school during the last complete award year or, at the Department's discretion, require some other less onerous demonstration of financial responsibility. One-half of Title IV funds received by the Company's individual schools in the most recent fiscal year ranged from $0.2 million to $3.7 million and one-half of the aggregate Title IV funds received by all of the Company's schools in the most recent fiscal year equaled $18.4 million. At March 31, 1997, the Company posted irrevocable letters of credit for two of its schools totaling $145,000 which are payable to the Department of Education and expire in January 1998.

Many of the financial responsibility standards are new, difficult to interpret, and subject to the interpretation of the Department for implementation. Further, the process for resolving lack of compliance with such Regulations is also subject to interpretation and, in some cases, negotiation with the Department. The Company believes each of its schools satisfies the financial responsibility standards for fiscal 1997 except with respect to the operating losses incurred by the Company's school located in Roanoke, Virginia.

4. ACQUISITIONS

During the fiscal year ended March 31, 1997, the Company acquired the stock or certain assets and assumed certain liabilities of three businesses operating a total of six schools. The following summarizes key information relevant to these acquisitions:

TEXAS ACQUISITION

On September 6, 1996, the Company entered into an acquisition agreement providing for the purchase of three schools located in Texas for $2.5 million (the "Texas Acquisition"). The schools offer healthcare degree and diploma programs and are located in San Antonio, McAllen and El Paso, Texas.

The Company financed the purchase of the Texas schools with $1,250,000 in cash and the remaining $1,250,000 payable in the form of a promissory note bearing interest at 8% per annum and due in five equal annual principal payments.

                 Educational Medical, Inc. and Subsidiaries

4. ACQUISITIONS (CONTINUED)

MARYLAND ACQUISITION

On December 12, 1996, the Company entered into an acquisition agreement providing for the purchase of one school located in Hagerstown, Maryland ("Maryland Acquisition") for $2.7 million in cash. The Maryland school offers healthcare and business diploma and degree programs.

The Texas Acquisition and the Maryland Acquisition, described above, were each accounted for using the purchase method of accounting. The results of operations of the acquired companies are included in the Company's fiscal 1997 consolidated statement of operations beginning with the respective acquisition dates. The assets and liabilities of the acquired companies are included in the Company's consolidated balance sheet based on a preliminary allocation of the estimated fair values on the dates of acquisition. The excess of cost over acquired net assets of the Texas and Maryland businesses acquired aggregated approximately $5,687,000 at the dates of acquisition and is being amortized over a 15 year period.

NEBRASKA ACQUISITION

On March 31, 1997, the Company acquired all of the outstanding stock of Educational Management, Inc. ("Nebraska Acquisition"). The Nebraska Acquisition consisted of two schools located in Lincoln and Omaha, Nebraska, which offer business degree and diploma programs, and related real estate. In connection with the acquisition, the Company issued 761,263 shares of its common stock, agreed to pay $300,000 in non-compete agreements and paid approximately $1,100,000 in cash which was used to pay off mortgage notes on certain real estate owned by the Nebraska Acquisition.

This transaction was accounted for as a pooling of interests; therefore, all financial statements presented have been restated to reflect the acquisition. The Nebraska Acquisition prepared its financial statements using a December 31 calendar year-end prior to the acquisition. In recording the pooling of interests combination, the Nebraska Acquisition's financial statements for the years ended March 31, 1997, March 31, 1996 and December 31, 1994 were combined with the Company's financial statements for the

                 Educational Medical, Inc. and Subsidiaries

4. ACQUISITIONS (CONTINUED)

NEBRASKA ACQUISITION (CONTINUED)

years ended March 31, 1997, 1996 and 1995, respectively. The Nebraska Acquisition reported net revenues and net income of $1,345,000 and $208,229, respectively for the three-month period ended March 31, 1995. An adjustment of $208,229 was made directly to the Company's consolidated stockholders' equity representing the results of operations for the Nebraska Acquisition for the period from January 1, 1995 through March 31, 1995 to conform the Nebraska Acquisition's year end to the Company's year-end. Prior to the acquisition, the Nebraska Acquisition and its predecessor filed its income tax returns under the provisions of Subchapter S of the Internal Revenue Code and as a partnership and hence recorded no income tax provision. Certain adjustments were made to the Company's financial statements to record deferred income taxes at the date of acquisition.

Net revenues and net income (loss) included in the Company's consolidated statements of operations are as follows:


                                        YEAR ENDED MARCH 31
                                 1995           1996         1997
                             ---------------------------------------
Net revenues:
 Educational Medical, Inc.   $32,065,009    $38,651,827  $43,437,416
 Nebraska Acquisition          5,015,036      4,694,706    6,012,264
                             -----------    -----------  -----------
                             $37,080,045    $43,346,533  $49,449,680
                             =======================================
Net income (loss):
 Educational Medical, Inc.   $(1,428,376)   $    79,424  $ 2,321,432
 Nebraska Acquisition            984,597        447,384    1,236,528
                             -----------    -----------  -----------
                             $  (443,779)   $   526,808  $ 3,557,960
                             =======================================

                 Educational Medical, Inc. and Subsidiaries

4. ACQUISITIONS (CONTINUED)

SUMMARY PRO FORMA INFORMATION (UNAUDITED)

In connection with this acquisition, 95,000 shares of the 761,263 shares issued were placed into escrow pending the resolution of certain financial aid compliance matters with the Department of Education. In May 1997, the Company settled a portion of these contingencies and as a result agreed to pay approximately $397,000 to various parties and hence will receive approximately 37,810 shares from the sellers' escrow. The other shares will continue to be held in escrow for specified periods.

Summary unaudited pro forma results of operations for the years ended March 31, 1996 and 1997 for the acquisitions, as if the acquisitions had occurred at April 1, 1995 and as if the Texas and Nebraska Acquisitions were filing as C Corporations rather than as Subchapter S corporations and a partnership, are as follows:


                                                          YEAR ENDED MARCH 31
                                                           1996          1997
                                                       -------------------------
Net revenues                                           $50,631,529   $53,156,034
Income before extraordinary item                         1,225,350     3,914,088
Net income                                               1,225,350     3,605,405

Income per share before extraordinary item             $      0.24   $      0.61
Net income per share                                          0.24          0.56

Weighted average common and common equivalent
shares outstanding                                       5,149,764     6,447,339

The pro forma adjustments for acquisitions are based on the available information and certain assumptions that management believes are reasonable.

                 Educational Medical, Inc. and Subsidiaries

4. ACQUISITIONS (CONTINUED)

SUMMARY PRO FORMA INFORMATION (UNAUDITED) (CONTINUED)

These unaudited pro forma results of operations do not purport to represent what the Company's actual results of operations would have been if the acquisitions had occurred on April 1, 1995, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely upon certain assumptions that management believes are reasonable under the circumstances at this time. Management believes the full impact of potential cost savings has not been reflected in the pro forma results presented above, although there can be no assurances such cost savings will be achieved. Subsequent adjustments may be necessary upon final determination of the allocation of the purchase prices.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                               MARCH 31
                                                      -------------------------
                                                          1996          1997
                                                      -----------   -----------
Land                                                  $   732,148   $   748,598
Buildings                                               2,544,531     3,288,257
Equipment, furniture and fixtures                       5,812,629     7,451,297
Leasehold improvement                                   1,272,871     1,517,178
                                                      -----------   -----------
                                                       10,362,179    13,005,330
Less accumulated depreciation and amortization         (4,091,560)   (5,387,372)
                                                      -----------   -----------
                                                      $ 6,270,619   $ 7,617,958
                                                      ===========   ===========

                 Educational Medical, Inc. and Subsidiaries

6. LONG-TERM DEBT

   Long-term debt consists of the following:


                                                                       MARCH 31
                                                                   1996        1997
                                                                ---------   ---------
Bank line of credit, $17,500,000 principal, monthly
 interest-only payments, matures February 25, 2000.  As of
 March 31, 1997, $4,200,000 was available under the revolving
 line of credit and none was available under the term loan (a)  $        -  $       -

14% senior subordinated debt, ("14% Notes"), $2,200,000
 principal, quarterly interest-only payments through March 31,
 2000, principal due March 31, 2000. Outstanding principal
 amounts at March 31, 1996 are net of unamortized discount of
 $294,520 (b)                                                    1,905,480          -

13% senior subordinated debt, ("13% Notes") $4,000,000
 principal, quarterly interest-only payments through March 31,
 1993, quarterly principal payments of $100,000 plus interest beginning June 30, 1993 through the repayment of the 14%
 notes. One month after repayment in full of the 14% Notes, 15%
 of unpaid principal is due. The remaining balance is then
 payable in three monthly installments of 20%, 25% and
 remaining principal balance, respectively. Outstanding
 principal amounts at March 31, 1996 are net of unamortized
 debt discount of $216,056 (c)                                   2,583,944          -

8% note, due in monthly installments of interest and annual
 installments of principal, secured by substantially all assets including land and buildings at two schools and the personal
 guarantees of three individuals (d)                               615,051          -

                  Educational Medical, Inc. and Subsidiaries

6. LONG-TERM DEBT (CONTINUED)


                                                               MARCH 31
                                                          1996          1997
                                                      ------------  ------------
8.75% mortgage payable, adjustable in 1998 up to
 prime plus 1.25%, to a bank, due in monthly
 installments of principal and interest, secured by
 land and building of one school                          653,527       625,668

8% to 11% unsecured promissory notes payable to
 sellers of various schools acquired, principal and
 interest payable periodically through November 2001      810,000     1,790,000

Various unsecured, non-interest bearing notes
 payable for noncompetition agreements, payable
 periodically through July 1999                           702,500       757,500

Various unsecured, non-interest bearing notes
 payable to sellers of various schools acquired,
 payable in fiscal 1997                                         -     2,500,000

8% to 12% capital leases, payable periodically
 through November 2001; secured by equipment              484,492       455,563
                                                      -----------   -----------
                                                        7,754,994     6,128,731
Less current portion                                   (1,080,085)   (3,964,851)
                                                      -----------   -----------
                                                      $ 6,674,909   $ 2,163,880
                                                      ===========   ===========

(a) In February 1997, the Company entered into a loan with a major U.S. bank for $17.5 million of which $5 million is for a three year revolving line of credit and the remainder a three year term loan (the "Bank Line of Credit"). Subject to certain financial conditions of the Company and the use of all the net proceeds received by the Company from the IPO, the term loan begins at the lesser of $5 million or the amount of eligible accounts receivable in the first year, increasing to $7.5 million in the second year and then to $12.5 million in the third year. Interest will be charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company and depending on whether drawn under

                 Educational Medical, Inc. and Subsidiaries

6.   LONG-TERM DEBT (CONTINUED)

     the revolving line of credit or the term loan.  In addition, the Bank
     Line of Credit requires fees for the borrowing commitment. The Bank Line of Credit contains restrictions on the payment of dividends, capital expenditures and incurrence of additional debt and contains various financial covenants such as minimum net worth, tangible net worth and debt coverage. The loan is secured by substantially all of the assets of the Company.

(b) On March 31, 1995, the Company issued $2,200,000 of 14% Senior Subordinated Debt and warrants to purchase a total of up to 308,333 shares of Common Stock. Pursuant to this transaction, $368,150 was recorded as debt discount and attributed to the warrants (see Note 7). Amortization of this discount aggregated $73,630 and $42,952 in the years ended March 31, 1996 and 1997, respectively. The 14% Notes were secured by substantially all the assets of the Company. These Notes were repaid in full with proceeds of the IPO.

(c) In 1991, the Company issued $4,000,000 of 13% Senior Subordinated Debt Notes and warrants to purchase a total of 1,333,333 shares of common stock. Pursuant to this transaction, $1,050,000 was recorded as debt discount and attributed to the warrants (see Note 7). Amortization of the discount aggregated $50,000 and $29,092 for the year ended March 31, 1996 and 1997, respectively. In 1995, the 13% Notes were amended to extend the maturity date from 1996 to dates correlated to the repayment of the 14% Notes. The 13% Notes were secured by substantially all the assets of the Company. Such security was subordinate to all senior debt, as defined, including the 14% Notes. These Notes were repaid in full with proceeds of the IPO.

(d) This mortgage note was paid in full in conjunction with the Nebraska Acquisition in March 1997. See Note 4.

                 Educational Medical, Inc. and Subsidiaries

6. LONG-TERM DEBT (CONTINUED)

Aggregate maturities of long-term debt at March 31, 1997 are as follows:



Fiscal year ending March 31
1998                         $3,964,851
1999                            726,370
2000                            380,575
2001                            321,173
2002                            306,447
Thereafter                      429,315
                             ----------
                             $6,128,731
                             ==========

Interest paid during the years ended March 31, 1995, 1996 and 1997 was approximately $1,002,000, $1,328,000 and $655,000, respectively.

The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's estimate of current borrowing rates for credit facilities with maturities which approximate the weighted average maturities for its existing long-term debt. At March 31, 1996 the estimated fair value of the Company's long-term debt approximated $8,600,000 and at March 31, 1997 the estimated fair value of the Company's long-term debt approximated its carrying value.

7. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

On October 28, 1996, the Company completed its IPO. A total of 2,400,000 shares were sold at $10 per share which included 2,200,000 shares sold by the Company and 200,000 shares sold by certain selling stockholders. The selling stockholders sold an additional 210,000 shares in November 1996; the Company did not receive any of the proceeds from the selling stockholders sales. The net proceeds to the Company were approximately $19.3 million and were partially used to repay $4.8 million of subordinated debt. The balance of the IPO proceeds will be used for general corporate purposes, including the expansion of its operations through the acquisition of additional schools.

                 Educational Medical, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

INITIAL PUBLIC OFFERING (CONTINUED)

In connection with the early extinguishment of the $4.8 million in subordinated debt in fiscal year 1997, the Company incurred an extraordinary loss of $514,500 ($308,683, net of tax), as a result of the write-off of the related unamortized deferred debt issuance costs and unamortized debt discount.

STOCK SPLIT

On June 20, 1996, the Company amended its certificate of incorporation to increase the authorized Common Stock to 15,000,000 shares, retain the par value of $.01 per share, and to provide a five-for-three Common Stock split. Such amendment was effective upon the IPO. All common share and per common share amounts have been adjusted for all periods to reflect the stock split. In addition, the Company authorized 5,000,000 shares of Preferred Stock; terms will be set upon issuance.

CONVERTIBLE PREFERRED STOCK

Prior to its IPO, the Company had issued and outstanding 1,023,049 shares of Convertible Preferred Stock, $.01 par value. At the option of the holder, shares of Convertible Preferred Stock converted into 1.67 shares of Common Stock and prior to March 1996, were mandatorily redeemable at $6.66 per share, subject to certain antidilution adjustments (1,705,082 shares at March 31, 1996).

Through July 22, 1991, the shares of Convertible Preferred Stock accrued dividends at an annual rate of 8%. In 1991, pursuant to the issuance of the 13% Notes (see Note 6), the terms of the Convertible Preferred Stock were amended to eliminate the cumulative dividends feature and the mandatory redemption requirement except in the event of an initial public offering of common stock and certain other circumstances. The Company issued 410,833 shares of Common Stock in 1991 in full payment of accrued dividends through July 22, 1991 totaling $1,232,498. In March 1996, the terms were further amended to eliminate the mandatory redemption in all circumstances, but still permitting

                 Educational Medical, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

CONVERTIBLE PREFERRED STOCK (CONTINUED)

conversion at the option of the holder. In May 1996, terms were again amended to require automatic conversion of all outstanding shares of Convertible Preferred Stock in the event of an IPO.

All outstanding shares of Convertible Preferred Stock converted into 1,705,082 shares of common stock at the IPO.

COMMON STOCK

As of March 31, 1997, the Company has reserved the following shares of Common Stock for future issuance by the following:


                     Common Stock purchase warrants   43,334
                     Stock options                   340,167
                                                     -------
                                                     383,501
                                                     =======

COMMON STOCK PURCHASE WARRANTS

As described in Note 6, the holders of the 14% Notes were granted common stock purchase warrants allowing for the purchase of at least 141,667 and up to 308,333 common shares, depending on the date of repayment of the 14% Notes, at $.006 per share. The warrants were assigned a value of $368,150 and did not include put or call features. As of the IPO, these warrants were exercised for the purchase of 141,667 shares of Common Stock.

As also described in Note 6, the holders of the 13% Notes were granted stock purchase warrants allowing for the purchase of up to 1,333,333 shares of Common Stock at $3 per share (the "$3 Warrants"), for a total amount of $4,000,000. The $3 exercise price of the warrants was subject to adjustment for any future issuances of equity or equity related

                 Educational Medical, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK PURCHASE WARRANTS (CONTINUED)

securities at a per share price less than the exercise price. As of the IPO, these warrants were exercised for the purchase of 1,333,333 shares, less shares used for the cashless exercise, yielding 933,333 additional shares of Common Stock.

At any time after March 31, 1998, but on or before March 31, 1999, the holders of the $3 warrants had the right to "put" to the Company warrants representing 50% of total warrants then outstanding. At any time after March 31, 1999, the holders had the right to "put" to the Company all then outstanding $3 warrants. The Company could "call" the warrants at the later of two years from closing (July 23, 1991) or after the Company's stock has been publicly traded for six months. The put/call price was $3 per share. In May 1996, the terms of the warrants were amended to provide for a cashless exercise based on the IPO price per share, in the event of an IPO of the Company's common stock and to eliminate the "put" feature.

The $3 warrants were assigned a value of $1,050,000 when issued. The difference between the $1,050,000 and the exercise price of $4,000,000 was being accreted, using a method which approximated the effective interest rate method, through the date of earliest exercise (50% through March 31, 1998 and 50% through March 31, 1999). Accretion of $339,252, $406,346 and $281,398 was charged to accumulated deficit during the years ended March 31, 1995, 1996 and 1997, respectively.

In connection with the issuance of the Convertible Preferred Stock in 1991, a third party was granted warrants to purchase 26,667 shares of Common Stock exercisable at $3.60 per share. These warrants expire July 31, 1999 and are outstanding as of March 31, 1997.

At the time of the IPO, the Company issued to a third party, warrants to purchase 16,667 shares of Common Stock at $10 per share. These warrants expire October 28, 2001 and are outstanding as of March 31, 1997.

                 Educational Medical, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

The Company has granted employees and non-employee directors options to purchase its Common Stock. The employee options vest incrementally over periods ranging from four to five years and expire five years after vesting. The non-employee director options vest immediately and expire five years after vesting.

A summary of the status of the Company's employee and director stock option activity, and related information for the years ended March 31 is as follows:



                                             1995                         1996                           1997
                                    ----------------------       ----------------------         ----------------------
                                                  WEIGHTED                     WEIGHTED                       WEIGHTED
                                    NUMBER        AVERAGE       NUMBER          AVERAGE         NUMBER         AVERAGE
                                      OF          EXERCISE        OF           EXERCISE           OF          EXERCISE
                                    SHARES         PRICE        SHARES          PRICE           SHARES         PRICE
                                    ------         -----        ------          -----           -----          -----
Outstanding at beginning
 of year                            199,166         $2.67        190,833         $2.68          361,666        $ 3.13
    Granted                               -             -        175,000          3.60          465,500         10.10
    Exercised                             -             -              -             -                -             -
    Canceled/forfeited               (8,333)         2.40         (4,167)         2.40           (5,667)         8.12
                                    -------                      -------                        -------
Outstanding at end of year          190,833          2.68        361,666          3.13          821,499          7.04
                                    =======                      =======                        =======
Exercisable at end of year          130,833          2.50        156,667          2.57          313,000          5.09
                                    =======                      =======                        =======
Options available for
 future grant                       770,833                      600,000                        340,167
                                    =======                      =======                        =======

                  Educational Medical, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following table summarizes information about employee and director stock options outstanding at March 31, 1997:


                                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                             ----------------------------------------------    ----------------------------
                                                WEIGHTED
                               NUMBER            AVERAGE           WEIGHTED       NUMBER            WEIGHTED
                             OUTSTANDING        REMAINING           AVERAGE    EXERCISABLE           AVERAGE
                              MARCH 31,        CONTRACTUAL         EXERCISE      MARCH 31,          EXERCISE
    EXERCISE PRICES             1997              LIFE               PRICE         1997               PRICE
    ---------------          -----------       ------------        --------    -----------          --------
         $ 2.40                153,333           5.0 years          $ 2.40       153,333             $ 2.40
         $ 4.00                 33,333           5.3 years            4.00        25,000               4.00
         $ 3.60                173,333           8.7 years            3.60        34,667               3.60
         $10.00                100,000           4.6 years           10.00       100,000              10.00
         $10.00                331,000           9.6 years           10.00             -                  -
         $11.50                 30,500           9.8 years           11.50             -                  -
                               -------                                           -------
                               821,499                                7.04       313,000               5.09
                               =======                                           =======

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

On June 20,1996, the Company adopted and its stockholders approved a Non-employee Director Stock Option Plan (the "Directors' Plan") to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company. The maximum number of shares of Common Stock with respect to which options may be granted under the Directors' Plan is 200,000 shares.
As of March 31, 1997, 100,000 options were available for future grant.

                 Educational Medical, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN (CONTINUED)

Each member of the Board of Directors of the Company who otherwise (i) is not currently an employee of the Company, (ii) is not a former employee still receiving compensation for prior services, and (iii) is not currently receiving remuneration from the Company in any capacity other than as a director shall be eligible for the grant of stock options under the Directors' Plan ("Participant"). Currently, all directors other than the Chairman are eligible to participate in the Directors' Plan.

On the date the Directors' Plan was adopted, each of the four existing non-employee directors were each granted, contingent upon completion of the IPO, options to purchase 25,000 shares of Common Stock of the Company at the per share IPO price ($10). These options vested immediately upon consummation of the IPO. Upon the election of any new member of the Board of Directors, such member will be granted an option to purchase 25,000 shares of Common Stock at the fair market value at date of grant, vesting in five equal annual installments beginning on the first anniversary of the date of grant.
Beginning with the next annual meeting of the stockholders of the Company and provided that a sufficient number of shares remain available under the Directors' Plan, each year immediately following the date of the annual meeting of the Company there automatically will be granted to each non-employee director who is then serving on the Board an option to purchase 3,000 shares of the Common Stock of the Company, which options will be immediately vested.

PRO FORMA INFORMATION

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee and director stock options granted subsequent to April 1, 1995 under the fair value method described in SFAS 123.

                 Educational Medical, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

PRO FORMA INFORMATION (CONTINUED)

The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 1996 and 1997, respectively: (i) dividend yield of 0%; (ii) expected volatility of 4.91; (iii) risk-free interest rates of 6.50% and 6.18%; and (iv) expected life of 6.00 and 5.64 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

For purposes of pro forma disclosure, the estimated fair value of the employee and director options is amortized to expense over the options' vesting period. The Company's pro forma information using SFAS 123 follows:


                                                             YEAR ENDED MARCH 31
                                                               1996       1997
                                                            --------------------
Pro forma income before extraordinary item                  $479,629  $3,456,221
Pro forma net income                                         479,629   3,147,538

Pro forma earnings per common share and common
  equivalent share:
     Income before extraordinary item                       $    .09  $      .54
     Net income                                                  .09         .49

                 Educational Medical, Inc. and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

PRO FORMA INFORMATION (CONTINUED)

Because SFAS 123 is applicable only to options granted subsequent to April 1, 1995, its pro forma effect will not be fully reflected until future years.

8. INCOME TAXES

At March 31, 1997, the Company recognized the deferred income tax assets and liabilities related to its Nebraska Acquisition. The predecessor entities previously filed their income tax returns under the provisions of Subchapter S of the Internal Revenue Code and as a partnership and hence recorded no income tax provision or deferred income tax assets or liabilities at the corporate level.

The components of historical income tax expense (benefit) are as follows:


                                        YEAR ENDED MARCH 31
                                   -----------------------------
                                     1995     1996        1997
                                   -------  --------  ----------

                      Current:
                       Federal     $     -  $484,376  $  567,544
                       State        27,982   147,809     151,088
                                   -------  --------  ----------
                                    27,982   632,185     718,632

                      Deferred:
                       Federal           -         -  (1,218,248)
                       State             -         -    (345,747)
                                   -------  --------  ----------
                                         -         -  (1,563,995)
                                   -------  --------  ----------
                                   $27,982  $632,185  $ (845,363)
                                   =======  ========  ==========

                 Educational Medical, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate on income before extraordinary item to the Company's effective income tax rate follows:


                                                  YEAR ENDED MARCH 31
                                        ----------------------------------------
                                           1995           1996           1997
                                        ---------       --------     -----------
Federal                                 $(141,370)      $394,058     $ 1,027,235
State, net of federal tax benefit               -         97,554          99,718
Permanent differences                      49,988         55,436          53,554
Increase (decrease) in deferred tax
 asset valuation allowance                465,497        308,584      (1,319,987)
Effect of Nebraska Acquisition filing
 as a Subchapter S corporation           (344,763)      (152,111)       (420,420)
Effect of Nebraska Acquisition's
 termination of Subchapter S
 corporation status                             -              -        (285,463)
Utilization of AMT credit                       -        (56,000)              -
Other, net                                 (1,370)       (15,336)              -
                                        ---------      ---------     -----------
                                        $  27,982      $ 632,185     $  (845,363)
                                        =========      =========     ===========

                  Educational Medical, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:


                                                   MARCH 31
                                           -----------------------
                                              1996          1997
                                           -----------  ----------
Prepaid expenses                           $  (192,974) $ (229,722)
                                           -----------  ----------
Total deferred income tax liabilities         (192,974)   (229,722)

Deferred income tax assets:
 Tradenames and other intangibles              868,393     575,393
 Property and equipment                          8,419     369,236
 Allowance for doubtful accounts               339,637     330,135
 Accrued expenses and other liabilities        264,166   1,108,256
 Other, net                                     32,346           -
                                           -----------  ----------
Total deferred income tax assets             1,512,961   2,383,020
Valuation allowance                         (1,319,987)          -
                                           -----------  ----------
Net deferred income tax assets             $         -  $2,153,298
                                           ===========  ==========

Based on its history of recurring losses before income taxes and the Company's evaluation of available evidence at March 31, 1995 and 1996 as described in SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company determined that it was more likely than not, for purposes of SFAS No. 109, that it would not realize its net deferred income tax assets at such dates. Accordingly, the Company recorded a valuation allowance against all of its net deferred income tax assets at March 31, 1995 and 1996. In fiscal year 1997, as a result of its results of operations and the three acquisitions of historically profitable businesses, all of the valuation allowance was eliminated.

                  Educational Medical, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

The Company paid approximately $17,000, $360,000 and $1,076,000 of income taxes in the years ended March 31, 1995, 1996 and 1997, respectively. The Company received approximately $733,000 of income tax refunds during the year ended March 31, 1995.

9. LEASES

The Company leases office, classroom and dormitory space under operating lease agreements expiring through 2004. Rent expense totaled approximately $3,111,000, $2,971,000 and $3,650,000 for the years ended March 31, 1995, 1996 and 1997, respectively.

Future minimum lease payments under noncancelable operating leases in effect at March 31, 1997 are as follows:


                Fiscal year ending March 31
                1998                         $ 3,307,000
                1999                           2,499,000
                2000                           2,001,000
                2001                             777,000
                2002                           1,181,000
                Thereafter                     3,327,000
                                             -----------
                                             $13,092,000
                                             ===========

10. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company matches a portion of such contributions up to a maximum percentage of the employees' compensation. The Company's contributions to the plan and predecessor plans of the Nebraska Acquisition were approximately $101,000, $104,000 and $133,000 for the years ended March 31, 1995, 1996 and 1997, respectively.

                  Educational Medical, Inc. and Subsidiaries

11. OTHER EXPENSES

IMPAIRMENT OF LONG-LIVED ASSETS

The Company's Roanoke, Virginia school has incurred significant operating losses since its acquisition. Accordingly, the Company evaluated the recoverability of the school's long-lived assets including its identifiable intangible assets and goodwill. Based on the Company's expectation of future cash flows, the Company determined that assets with a carrying amount of $764,000 were impaired and recorded an impairment loss in fiscal year 1996 to record such assets at management's estimate of the net present value of such future cash flows. This estimate was based on estimated undiscounted future cash flows to be generated by such assets and is a subjectively determined amount subject to change based upon actual results.

CONTINGENCIES

In September 1995, the Company filed suit in connection with its 1993 purchase of its Hollywood, California school. The suit alleged that the sellers made significant financial and operational misrepresentations to the Company. The Company sought damages from the sellers. The Sellers denied the Company's allegations and filed a Cross-Complaint against the Company alleging among other things, breach of contract and fraud. Both parties agreed to dismiss their claims in April 1997 when the Company agreed to pay a total of $564,892 representing all amounts outstanding on the acquisition notes payable to the sellers and the notes payable for covenants not-to-compete, in addition to the payment of a portion of the sellers' legal fees. All amounts, including the Company's legal defense expenses, were accrued or paid as of March 31, 1997.

On June 24, 1994, eight students enrolled in one of the Company's programs at its schools in the San Diego, California area filed a lawsuit against the Company in the state court in California. In substance, the suit alleged that there were material misrepresentations made with respect to the content of the program and the potential outcomes achieved by the students who graduated from it. The suit was certified as a class action in the fall of 1994. Although the Company believes that it accurately described the course content and the multiple outcomes to which the course could lead, in order to avoid further legal

                  Educational Medical, Inc. and Subsidiaries

11. OTHER EXPENSES (CONTINUED)

CONTINGENCIES (CONTINUED)

expense and because of the uncertainty and risks inherent in any litigation, the Company determined that it was desirable to settle the lawsuit. A final settlement was approved in March 1996. Pursuant to the terms of the settlement, the Company paid the plaintiffs $600,000 in the fiscal year ended March 31, 1996 and an additional $400,000 on April 1, 1997. In addition, the Company agreed to make available tuition credits of $1,150,000 to class members, provided that students elected to utilize such tuition credits by July 17, 1996. Any unused tuition credits were to be redeemed in cash by the Company for 10% of the credit and $115,000 was accrued for these credits, as of March 31, 1996. All of this settlement expense is reflected in the 1996 consolidated statement of operations. As of March 31, 1997, only a few students had requested tuition credits and substantially all of the $115,000 balance was paid into the settlement fund on April 1, 1997.

The Company incurred $600,000 and $1,115,000 in expenses in the fiscal years ended March 31, 1995 and 1996, respectively (of which $515,000 and $515,000 was accrued at March 31, 1996 and 1997, respectively) related to legal costs to defend the class action lawsuit and the settlement related to such suit.

The Company is also a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

                  Educational Medical, Inc. and Subsidiaries

12. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 1997 and 1996 (in thousands, except per share data):



                                          YEAR ENDED MARCH 31, 1997
                              1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
                              --------------------------------------------------
Net revenues                      $10,401      $12,039      $13,324      $13,686
Income before extraordinary
 item                                  72          698        1,141        1,956
Net income                             72          698          832        1,956
Proforma income before
 extraordinary item*                   59          738        1,071          744
Pro forma net income*                  59          738          762          744

Income per share and
 common equivalent share:
   Income before
      extraordinary item          $  0.01      $  0.13      $  0.16      $  0.25
   Net income                        0.01         0.13         0.12         0.25
   Pro forma income before
      extraordinary item*            0.01         0.13         0.15         0.10
   Pro forma income*                 0.01         0.13         0.11         0.10

* Pro forma reflects the adjustments described in "Pro Forma Income Tax Data" in Note 2 and does not reflect the adjustments described in Note 4.

Quarterly earnings per share do not total to the annual amount due to the issuance of shares in the IPO.

                  Educational Medical, Inc. and Subsidiaries

12. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)



                                          YEAR ENDED MARCH 31, 1996
                              1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
                              --------------------------------------------------
Net revenues                      $9,765       $10,377     $11,538       $11,667
Net income (loss)                   (119)          321         (66)          391
Pro forma net income (loss)*         (74)          288          92           366

Income (loss) per share and
 common equivalent share:
 Net income (loss)                $(0.05)      $  0.07     $ (0.03)      $  0.08
 Pro forma net income (loss)*      (0.03)         0.06        0.02          0.07

* Pro forma reflects the adjustments described in "Pro Forma Income Tax Data" in Note 2 and does not reflect the adjustments described in Note 4.

Fully diluted earnings per common and common equivalent share for the fourth quarter in the year ended March 31, 1996 was $0.07. Primary and fully diluted earnings per share were the same for all other quarters in each of the years ended March 31, 1996 and 1997.

                                   ITEM 14(D)

                                  SCHEDULE II


                           EDUCATIONAL MEDICAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS




                                                BALANCE AT        ADDITIONS CHARGED
                                               BEGINNING OF          TO COSTS AND                         BALANCE AT END
                                                  YEAR                EXPENSES         NET DEDUCTIONS        OF YEAR
                                             --------------       -----------------    --------------     --------------
Allowance for doubtful accounts:
  For the year ended March 31, 1995          $  1,027,433         $  1,280,654        $  1,286,920          $  1,021,167
  For the year ended March 31, 1996             1,021,167            1,270,565           1,317,375               974,357
  For the year ended March 31, 1997               974,357            1,239,151           1,290,804               922,704