Form 10-Q
period 1997-06-30
EDUCATIONAL MEDICAL INC
filed 1997-08-14
CIK 1016503

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q
                                   (MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1997
                                       or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the Transition Period From __________ to _______

       Commission file number       000-21567
                                    ---------

                            Educational Medical, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                         65-0038445
----------------------------------------     ----------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                           Identification No.)



 1327 Northmeadow Parkway, Suite 132
        Roswell, GA                                            30076
----------------------------------------     -----------------------------------
(Address of principal executive offices)                    (Zip Code)



                                 (770) 475-9930
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes     No
                            ---    --
                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $.01 Par Value, 7,345,399 shares as of August 14, 1997

                                      INDEX

                            EDUCATIONAL MEDICAL, INC.




Part I.    Financial Information

      Item 1. Financial Statements (Unaudited)

               Condensed consolidated balance sheets-June 30, 1997 and March 31, 1997

               Condensed consolidated statements of operations-Three months ended June 30, 1997  and 1996

               Condensed consolidated statements of cash flows-Three months ended June 30, 1997 and 1996

               Notes to condensed consolidated financial statements - June 30, 1997

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   Other Information

      Item 1. Legal Proceedings

      Item 2. Changes in Securities

      Item 3. Defaults upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K


                            EDUCATIONAL MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,            March 31,
                                                1997                1997
                                            -----------         -----------
                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $ 9,158,426         $14,047,889
  Trade accounts receivable, net              6,154,634           5,238,742
  Prepaid expenses                            1,161,353           1,149,146
  Income taxes receivable                        88,381             155,542
  Deferred income tax assets                  1,208,669           1,208,669
                                            -----------         -----------
    Total current assets                     17,771,463          21,799,988
Property and equipment, net                   7,617,041           7,617,958
Deferred debt issuance costs, net               308,396             297,492
Covenants not to compete, net                 1,054,792           1,082,987
Goodwill and other intangible assets, net     9,943,676          10,152,625
Deferred income tax assets                      944,629             944,629
Other assets                                    176,854             176,855
                                            ===========         ===========
  Total assets                              $37,816,851         $42,072,534
                                            ===========         ===========


                            EDUCATIONAL MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                             JUNE 30,             MARCH 31,
                                                               1997                 1997
                                                           ------------        ------------
                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $    650,695        $    820,784
   Accrued payroll compensation                               1,179,798             858,049
   Accrued expenses                                             791,797           2,486,532
   Deferred tuition income                                    3,541,045           3,184,225
   Current portion of long-term debt                            768,394           3,964,851
                                                           ------------        ------------
      Total current liabilities                               6,931,729          11,314,441
Long-term debt, less current portion                          1,830,978           2,163,880
Other liabilities                                               641,153             394,145
                                                           ------------        ------------
      Total liabilities                                       9,403,860          13,872,466

Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares,
      none issued and outstanding                                   --                  --
   Common stock, $.01 par value - authorized
      15,000,000 shares and 7,418,100  shares issued
      and outstanding                                            74,181              74,181
   Additional paid-in capital on common stock                30,222,776          30,222,776
   Accumulated deficit                                       (1,783,966)         (1,996,889)
   Less treasury stock, at cost - 34,817 common
      shares                                                   (100,000)           (100,000)
                                                           ------------        ------------
      Total stockholders' equity                             28,412,991          28,200,068
                                                           ============        ============
      Total liabilities and stockholders' equity           $ 37,816,851        $ 42,072,534
                                                           ============        ============


            See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months         Three months
                                                           ended June 30,       ended June 30,
                                                                1997               1996
                                                          ---------------      --------------
                                                            (Unaudited)         (Unaudited)
Net revenues                                               $ 12,909,020        $ 10,400,873

School operating costs:
  Cost of education and facilities                            6,369,982           5,243,020
  Selling and promotional                                     1,976,546           1,669,958
  General and administrative expenses                         3,985,226           2,985,350
  Amortization of goodwill and intangibles                      312,743             175,926
                                                           ------------        ------------
Income from operations                                          264,523             326,619
Interest (income) expense, net                                  (94,130)            210,741
                                                           ------------        ------------
Income before income taxes                                      358,653             115,878

Provision for income taxes                                      145,730              43,674
                                                           ============        ============
Net income                                                 $    212,923        $     72,204
                                                           ============        ============
Pro forma income tax data:
 Income before income taxes                                                    $    115,878
 Provision for income taxes                                                          56,429
                                                                               ============
 Pro forma net income                                                          $     59,449
                                                                               ============
Net income per share                                              $. 03        $        .01
                                                           ============        ============

Pro forma net income per share                                                 $        .01
                                                                               ============

Weighted average shares outstanding                           7,603,243           5,524,548
                                                           ============        ============


           See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                      JUNE 30,               JUNE 30,
                                                                        1997                   1996
                                                                 --------------------   ------------------
                                                                     (Unaudited)            (Unaudited)

OPERATING ACTIVITIES:
Net income                                                           $    212,923        $     72,204
Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation                                                         350,703             310,998
     Amortization of other intangible assets                              312,743             175,925
     Loss on closure of school                                                 --             (35,187)
     Provision for losses on accounts receivable                          321,047             217,157
     Amortization of discount on long-term debt                                --              30,877
     Changes in operating assets and liabilities                       (2,118,036)         (1,019,751)
                                                                     ------------        ------------
Net cash  (used in)  operating activities                                (920,620)           (247,777)

INVESTING ACTIVITIES:
Net Additions to goodwill and intangibles                                 (50,760)                 --
Purchases of property and equipment, net                                 (349,786)           (686,620)
                                                                     ------------        ------------
Net cash (used in) investing activities                                  (400,546)           (686,620)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                                   --             532,295
Principal payments on long-term debt                                   (3,529,358)           (414,095)
Increase in deferred debt issue costs                                     (38,939)                 --
Distributions to former Nebraska Shareholders                                  --            (108,000)
                                                                     ------------        ------------
Net cash (used in) provided by financing activities                    (3,568,297)             10,200
                                                                     ------------        ------------

(Decrease) in cash and cash equivalents                                (4,889,463)           (924,197)
Cash and cash equivalents at beginning of period                       14,047,889           3,819,045
                                                                     ------------        ------------
Cash and cash equivalents at end of period                           $  9,158,426        $  2,894,848
                                                                     ============        ============





            See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. INITIAL PUBLIC OFFERING

In October, 1996, the Company completed its Initial Public Offering ("IPO") of common stock. A total of 2,610,000 shares were sold at $10 per share which included 2,200,000 shares sold by the Company and 410,000 shares sold by certain selling stockholders. The net proceeds to the Company were approximately $19.2 million and were partially used to repay $4.8 million in subordinated debt. The balance of the offering proceeds is being used for general corporate purposes, including the expansion of its operations through the acquisition of additional schools.

3. PRO FORMA INCOME TAX DATA

Prior to March 31, 1997, the operations of two Nebraska schools acquired by the Company in a transaction accounted for as a pooling of interests were conducted by a Subchapter S Corporation and a partnership and, accordingly, were not subject to federal or state income taxes. For information purposes, the Company's prior year statement of operations includes a pro forma presentation that includes a provision for income taxes as if the merged entities had been taxable corporations for these periods and had filed a consolidated income tax return with the Company. Such pro forma calculations were based on the income tax laws and rates in effect during those periods and Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                            EDUCATIONAL MEDICAL, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTSUNAUDITED
                                   (CONTINUED)

4. EARNINGS PER SHARE

Historical and pro forma net income per share presented in accordance with generally accepted accounting principles is as follows:

                                                                      Three months             Three months ended
                                                                     ended June 30,               June 30, 1996
                                                                          1997
                                                                   --------------------        --------------------
Net income per common share and common
equivalent share:
Net income per share                                                      $     .03                  $      .01
Pro forma net income per share                                                    -                  $      .01

Weighted average number of shares
  used in computing net income
  per common share and common
  equivalent share                                                        7,603,243                   5,524,548

Historical net income per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding (including 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition less 37,884 shares returned in July 1997 pursuant to the contingency clause as if outstanding for all periods), plus cheap stock using the treasury stock method at the estimated market prices at each applicable date.

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

Pro forma net income per share was computed by dividing net income adjusted for the pro forma income tax provision after taking into account the schools acquired in the Nebraska Acquisition (which were previously owned by a partnership and a Subchapter S corporation prior to the acquisition) by the weighted average number of shares of common stock and common stock equivalents outstanding (including the 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition less 37,884 shares returned pursuant to the contingency clause as if outstanding for all periods), plus cheap stock using the treasury stock method at the IPO price for all periods.

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. ACQUISITIONS

The Company has made the following acquisitions since April 1, 1996:

           SCHOOL                        DATE ACQUIRED                     CURRICULUM                      ACCOUNTING
-----------------------------     ----------------------------     ----------------------------    ----------------------------
San Antonio College
of Medical and Dental
Assistants - San Antonio, TX
                                             9/96                          Healthcare                       Purchase

San Antonio College of
Medical and Dental
Assistants - McAllen, TX                     9/96                          Healthcare                       Purchase

Career Centers of Texas -
El Paso, TX
                                             9/96                          Healthcare                       Purchase

Hagerstown Business College -
Hagerstown, MD
                                             12/96                         Healthcare/
                                                                            Business                        Purchase

Lincoln School of Commerce -
Lincoln, NE
                                             3/97                          Healthcare/                       Pooling
                                                                            Business                       of Interests (1)

Nebraska College of
Business - Omaha, NE                         3/97                          Healthcare/                       Pooling
                                                                            Business                       of Interests (1)



(1) The Nebraska Acquisition was accounted for as a pooling of interests; therefore, all financial statements presented have been restated to reflect this acquisition.

See Note 4 to the March 31, 1997 consolidated financial statements included in the Company's Form 10-K for additional information on these acquisitions.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

                                                                   Three months ended    Three months ended
                                                                      June 30, 1997        June 30, 1996
                                                                     (Unaudited)             (Unaudited)
                                                                   ------------------    ---------------
Net revenue                                                                 100.0%              100.0%
  Cost of education and facilities                                           49.3                50.4
  Selling and promotional expenses                                           15.3                16.1
  General and administrative expenses                                        30.9                28.7
  Amortization of goodwill and
       intangibles                                                            2.4                 1.7
                                                                     ------------        ------------
Income from operations                                                        2.1                 3.1
Interest income (expense), net                                                0.7                (2.0)
                                                                     ------------        ------------
      Income  before income taxes                                             2.8                 1.1
Provision for income taxes                                                    1.1                 0.4
                                                                     ------------        ------------
Net income                                                                    1.7%                0.7%
                                                                     ============        ============

OTHER OPERATING DATA:
Number of schools at end of period                                             19                  16
Number of students at end of period                                         5,604               4,347
Number of new students starts during the
  period                                                                    1,693               1,242


Three Months Ended June 30, 1997 Compared With Three Months Ended June 30, 1996

Net Revenue. Net revenue increased by $2,508 or 24.1%, to $12,909 for the three months ended June 30, 1997 from $10,401 for the three months ended June 30, 1996. Revenue growth was primarily a result of the operations of the Texas, Maryland and Nebraska schools which were acquired in September 1996, December 1996, and March 1997 respectively. Revenue from the operations of schools included in the Company's results for the entire first quarter ending June 30, 1997 and 1996 (which includes the two Nebraska schools due to the restatement for the pooling of interests) increased 3.7%. The number of students attending the Company's schools at the end of the quarter increased 28.9% to 5,604 from 4,347 for the end of the corresponding quarter in 1996 principally as a result of the addition of the Texas and Maryland schools and increased enrollments in the Nebraska schools. The number of new student starts at the Company's schools during the three months ended June 30, 1997 increased to 1,693 from 1,242 for the corresponding three months of the prior year, a 36.3% increase. The Company's San Diego area schools experienced a decline in new student starts of 141 for the current quarter as compared to the corresponding period of the prior year, principally in its medical assistant and medical administration programs. The Company believes the decline in new student starts is attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area. All other schools recorded a combined increase in new student starts, largely offsetting the declines discussed above. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during the corresponding three months of the prior year.

    Cost of Education and Facilities. Cost of education and facilities increased by $1,127, or 21.5%, to $6,370 for the three months ended June 30, 1997 from $5,243 for the three months ended June 30, 1996, principally as a result of facility expansions and the addition of the Texas and Maryland schools in fiscal 1997, and costs related to the increased enrollments in the Nebraska schools. The cost of education and facilities as a percentage of net revenue was 49.3% in 1997 compared with 50.4% in 1996.

    Selling and Promotional. Selling and promotional expenses increased by $307, or 18.4%, to $1,977 for the three months ended June 30, 1997 from $1,670 for the three months ended June 30, 1996 principally as a result of the addition of the Texas and Maryland schools. Selling and promotional expenses as a percentage of net revenue was 15.3% in 1997 compared with 16.1 % in 1996.

    General and Administrative. Administrative expenses increased by $1,000, or 33.5%, to $3,985 for the three months ended June 30, 1997 from $2,985 for the three months ended June 30, 1996. Administrative expense as a percentage of net revenue increased to 30.9% in 1997 compared with 28.7% in 1997 as a result of the Company's addition of a director of operations for the central region, regional sales positions and increased cost at the company's home office.

    Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $137 or 77.8%, to $313 for the three months ended June 30, 1997 from $176 for the three months ended June 30, 1996. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the Texas and Maryland schools.

    Interest Income, Net. Net interest income increased $305 to $94 of interest income for the three months ended June 30, 1997 from net expense of $211 for the three months ended June 30, 1997. The change was principally a result of lower debt levels and increased interest income during the three months ended June 30, 1997 due to the investment of a portion of the proceeds of the Company's Initial Public Offering on October 28, 1996.

    Income Taxes. Income taxes increased by $102 to $146 for the three months ended June 30, 1997 from $44 for the three months ended June 30, 1996 due to the increase in income before income taxes.

    Net Income. Net income increased to $213 for the three months ended June 30, 1997 from net income of $72 (pro forma net income of $59) for the three months ended June 30, 1996 principally as a result of increased net revenue, and reduced net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities for the three months ended June 30, 1997 and 1996 was $921 and $248, respectively. The use of cash is primarily as a result of seasonality. The Company's principal sources of funds at June 30, 1997 were cash and cash equivalents of $9,158 and accounts receivable of $7,079. The cash balance decrease from March 31, 1997 to June 30, 1997 is a result of payments of debt related to the Texas and Maryland acquisitions and payments of accrued merger expenses.

    Historically, the Company's investment activity consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $350 and $236 for the three months ended June 30, 1997 and 1996, respectively, as a result of purchasing additional equipment upgrading and replacing existing equipment such as computers and medical equipment, for school programs, and expanding facilities at some of the Company's schools.

    The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased, with the exception of the land and building owned by the Company in Dayton, Ohio, Lincoln and Omaha, Nebraska. The Company plans to continue to expand current facilities, upgrade and replace equipment, and acquire new schools. The Company expects that its fiscal 1998 operations and planned capital expenditures funded through cash to be generated from existing operations.

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

    In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from state agencies and the U.S. Department of Education. After change of control, the Department of Education suspends payments of the school's Title IV funding until the Department completes a recertification. This recertification process typically takes from three to six months after the Department's approval. Presently, the Company's Title IV funding for its two Nebraska schools has been suspended pending such recertification.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


    ROUTINE PROCEEDINGS

    The Company is a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities.

    None

Item 3.  Defaults upon Senior Securities.

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    None

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits:

     11.1         Statement re: computation of pro forma earnings per share
     11.2         Statement re: computation of historical earnings per share
     27           Financial Data Schedule (for SEC use only)

Reports on Form 8-K:

 (i) Form 8-K filed April 15, 1997 reporting the acquisition of two schools in Nebraska on March 31, 1997.

(ii) Form 8-K/A filed June 16, 1997 submitting audited financial statements and pro forma financial statements as to the acquisition of the two Nebraska schools.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Educational Medical, Inc.
                                                ------------------------------

Date: August 14, 1997                                 /s/ Vince Pisano
                                                ------------------------------
                                                            (Signature)
                                                           Vince Pisano
                                                        Chief Financial Officer
                                                    Principal Financial Officer
                                                               and
                                                    Principal Accounting Officer