Form 10-Q
period 1997-09-30
EDUCATIONAL MEDICAL INC
filed 1997-11-06
CIK 1016503

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From      to
                                                    ----    ----

Commission file number 000-21567
                       ----------

                           Educational Medical, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           65-0038445
---------------------------------------                 -----------------------
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)

1327 Northmeadow Parkway, Suite 132
            Roswell, GA                                          30076
---------------------------------------                 -----------------------
(Address of principal executive offices)                      (Zip Code)

                                 (770) 475-9930
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes     No
                            ---    ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value, 7,362,601 shares as of November 6, 1997.

                           EDUCATIONAL MEDICAL, INC.
                                   FORM 10-Q

Part I.    Financial Information

      Item 1. Financial Statements (Unaudited)

              Condensed consolidated balance sheets-September 30, 1997 and March 31, 1997

              Condensed consolidated statements of operations - Three months ended September 30, 1997 and 1996; six months ended September 30, 1997 and 1996.

              Condensed consolidated statements of cash flows - Six months ended September 30, 1997 and 1996

              Notes to condensed consolidated financial statements - September 30, 1997

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

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

Signatures

The following exhibits are included herein:

11.1       Statements re: Computation of pro forma earnings per share
11.2       Statements re: Computation of historical earnings per share
27         Financial Data Schedule (for SEC use only)

                           EDUCATIONAL MEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,             March 31,
                                                                               1997                   1997
                                                                         ------------------       --------------
                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $       7,285,954        $   14,047,889
  Trade accounts receivable, net                                                 8,059,456             5,238,742
  Income taxes receivable                                                          135,717               155,542
  Prepaid expenses and other current assets                                      1,472,575             1,149,146
  Deferred income tax assets                                                     1,208,669             1,208,669
                                                                         -----------------        --------------
    Total current assets                                                        18,162,371            21,799,988
Property and equipment, net                                                      8,049,351             7,617,958
Deferred debt issuance costs, net                                                  280,360               297,492
Covenants not to compete, net                                                      977,428             1,082,987
Goodwill and other intangible assets, net                                        9,737,081            10,152,625
Deferred income tax assets                                                         944,629               944,629
Other assets                                                                       176,855               176,855
                                                                         -----------------        --------------
  Total assets                                                           $      38,328,075        $   42,072,534
                                                                         =================        ==============

                           EDUCATIONAL MEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                         SEPTEMBER 30,           MARCH 31,
                                                                             1997                  1997
                                                                      ------------------     -----------------
                                                                        (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $      512,554      $      820,784
   Accrued payroll compensation                                                  834,058             858,049
   Accrued expenses                                                              568,058           2,486,532
   Deferred tuition income                                                     3,978,857           3,184,225
   Current portion of long-term debt                                             653,323           3,964,851
                                                                           -------------      --------------
      Total current liabilities                                                6,546,850          11,314,441
Long-term debt, less current portion                                           2,170,993           2,163,880
Other liabilities                                                                546,627             394,145
                                                                           -------------      --------------
      Total liabilities                                                        9,264,470          13,872,466

Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares, none issued
      and outstanding                                                                  -                   -
   Common stock, $.01 par value - authorized
      15,000,000 shares, 7,397,249 and 7,418,100 shares
      issued and outstanding at September 30, and March 31,
      1997 respectively                                                           73,972              74,181
   Additional paid-in capital on common stock                                 30,289,649          30,222,776
   Accumulated deficit                                                        (1,200,016)         (1,996,889)
   Less treasury stock, at cost (34,817 common shares at
     September 30, and March 31, 1997 respectively)                             (100,000)           (100,000)
                                                                           -------------      --------------
      Total stockholders' equity                                              29,063,605          28,200,068
                                                                           -------------      --------------
      Total liabilities and stockholders' equity                           $  38,328,075      $   42,072,534
                                                                           =============      ==============

           See notes to condensed consolidated financial statements.

                           EDUCATIONAL MEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three months            Three months         Six months           Six months
                                                      ended                  ended                ended                ended
                                                  September 30,           September 30,       September 30,        September 30,
                                                      1997                    1996                1997                 1996
                                               -------------------      -----------------     ---------------    ------------------

Net revenues                                   $        13,739,667      $      12,038,570     $    26,648,687     $      22,439,443

School operating costs:

  Cost of education and facilities                       6,633,311              5,718,257          13,003,293            10,961,277
  Selling and promotional                                2,061,738              1,740,737           4,038,284             3,410,695
  General and administrative expenses                    3,835,309              3,251,105           7,820,535             6,236,455
  Amortization of goodwill and
    intangibles                                            312,745                206,968             625,488               382,894
                                               -------------------      -----------------     ---------------     -----------------
Income from operations                                     896,564              1,121,503           1,166,087             1,448,122
Interest (income) expense, net                             (73,096)               214,030           (167,226)               424,771
                                               -------------------      -----------------     ---------------     -----------------
Income before income taxes                                 969,660                907,473           1,328,313             1,023,351
Provision for income taxes                                 385,710                208,941             531,440               252,615
                                               -------------------      -----------------     ---------------     -----------------
Net income                                     $           583,950      $         698,532     $       796,873     $         770,736
                                               ===================      =================     ===============     =================

Pro forma income tax data:

 Income before income taxes                                             $         907,473                         $       1,023,351
 Provision for income taxes                                                       168,935                                   225,364
                                                                        -----------------                         -----------------
 Pro forma net income                                                   $         738,538                         $         797,987

Net income per share                           $              0.08      $            0.13     $          0.11     $            0.14
                                               ===================      =================     ===============     =================

Pro forma net income per share                                          $            0.13                         $            0.14
                                                                        =================                         =================

Weighted average shares outstanding                      7,582,087              5,510,010           7,589,513             5,517,279
                                               ===================      =================     ===============     =================


           See notes to condensed consolidated financial statements.

                           EDUCATIONAL MEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                        1997                   1996
                                                                  ----------------       ----------------
OPERATING ACTIVITIES:
Net income                                                             $   796,873            $   770,736
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation                                                          733,137                644,431
     Amortization of other intangible assets                               625,488                382,893
     Provision for losses on accounts receivable                           561,715                781,882
     Amortization of discount on long-term debt                                  -                 61,753
     Loss on school closure                                                      -                (97,225)
     Changes in operating assets and liabilities, net of
       assets acquired and liabilities assumed                          (4,971,277)               796,862
                                                                       -----------            -----------
Net cash (used in) provided by operating activities                     (2,254,064)             3,341,332

INVESTING ACTIVITIES:
Net Additions to goodwill and intangibles                                        -             (3,356,314)
Purchases of property and equipment, net                                  (919,490)            (1,270,395)
                                                                       -----------            -----------
Net cash (used in) investing activities                                   (919,490)            (4,626,709)

FINANCING ACTIVITIES:
Proceeds from long term debt                                                     -                532,295
Principal payments on long-term debt                                    (3,549,442)              (708,392)
Distribution to previous owners                                                  -               (108,000)
Increase in deferred debt issue costs                                      (38,939)               (19,191)
                                                                       -----------            -----------
Net cash (used in) financing activities                                 (3,588,381)              (303,288)
                                                                       -----------            -----------

(Decrease) in cash and cash equivalents                                 (6,761,935)            (1,588,665)
Cash and cash equivalents at beginning of period                        14,047,889              3,819,045
                                                                       -----------            -----------
Cash and cash equivalents at end of period                             $ 7,285,954            $ 2,230,380
                                                                       ===========            ===========





           See notes to condensed consolidated financial statements.

                           EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                           EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

4. EARNINGS PER SHARE

Historical and pro forma net income per share presented in accordance with generally accepted accounting principles are as follows:

                                             Three months           Three months             Six months             Six months
                                                ended                   ended                   ended                  ended
                                            September 30,           September 30,           September 30,          September 30,
                                                 1997                   1996                    1997                    1996
                                          -------------------     ------------------      ------------------      ----------------
Net income per common share and
  common equivalent share:
Net income per share                            $0.08                   $0.13                   $0.11                  $0.14
Pro forma net income per share                    -                     $0.13                     -                    $0.14

Weighted average number of shares
  used in computing net income and
  pro forma net income per common
  share and common equivalent share            7,582,087               5,510,010               7,589,513              5,517,279


Historical net income per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding (including 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition less 37,884 and 5,331 shares returned in July and October 1997, respectively, pursuant to the contingency clause as if outstanding for all periods), plus cheap stock using the treasury stock method at the estimated market prices at each applicable date.

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

Pro forma net income per share was computed by dividing net income adjusted for the pro forma income tax provision after taking into account the schools acquired in the Nebraska Acquisition (which were owned by a partnership and a Subchapter S corporation prior to the acquisition) by the weighted average number of shares of common stock and common stock equivalents outstanding (including the 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition less 43,215 shares returned pursuant to the contingency clause as if outstanding for all periods), plus cheap stock using the treasury stock method at the IPO price for all periods.

                           EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

5. ACQUISITIONS

The Company has made the following acquisitions since April 1, 1996:

                                                                                                            METHOD OF
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS) RESULTS OF OPERATIONS

                                       Three months           Three months           Six months           Six months
                                           ended                 ended                  ended                ended
                                       September 30,         September 30,         September 30,         September 30,
                                           1997                   1996                  1997                 1996
                                        (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)
                                     ------------------     -----------------     -----------------     ----------------
Net revenue                               100.0%                 100.0%                100.0%               100.0%
  Cost of education and facilities         48.3                   47.5                  48.8                 48.8
  Selling and promotional expenses         15.0                   14.5                  15.2                 15.2
  General and administrative               27.9                   27.0                  29.3                 27.8
  expenses
  Amortization of goodwill and
    intangibles                             2.3                    1.7                   2.3                  1.7
                                     ------------------     -----------------     -----------------     ----------------
Income from operations                      6.5                    9.3                   4.4                  6.5
Interest income (expense), net              0.5                   (1.8)                  0.6                 (1.9)
                                     ------------------     -----------------     -----------------     ----------------
    Income before income taxes              7.0                    7.5                   5.0                  4.6
Provision for income taxes                  2.8                    1.7                   2.0                  1.1
                                     ------------------     -----------------     -----------------     ----------------
Net income                                  4.2%                   5.8%                  3.0%                 3.5%
                                     ==================     =================     =================     ================

OTHER OPERATING DATA:
Number of schools at end of period           18                     18                    18                   18
Number of students at end of period       6,506                  6,002                 6,506                6,002
Number of new students starts
  during the period                       2,560                  2,467                 4,253                3,709



Three Months Ended September,30, 1997 Compared With Three Months Ended September 30, 1996.

Net Revenue. Net revenue increased by $1,702 or 14.1%, to $13,740 for the three months ended September 30, 1997 from $12,038 for the three months ended September 30, 1996. Revenue growth was primarily a result of $2,417 attributable to the operations of the Texas, Maryland and Nebraska schools which were acquired in September 1996, December 1996, and March 1997, respectively, partially offset by a $715 decline at the Company's other schools. The number of students attending the Company's schools at the end of the quarter increased 8.4% to 6,506 from 6,002 at the end of the corresponding quarter in 1996 principally as a result of the addition of the Texas and Maryland schools, and increased enrollments in the Nebraska schools. The number of new student starts at the Company's schools during the three months ended September 30, 1997 increased to 2,560 from 2,467 for the corresponding three months of the prior year, a 3.8% increase. The Company's San Diego area schools experienced a decline in new student starts of 98 for the current quarter when compared to the corresponding period of the prior year. The Company believes the decline in new student starts is attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area and therefore consolidated two of these schools located in Vista, California in July 1997.

The number of students at the other San Diego school increased 2.2% compared to the student population at September 30, 1996. All other schools recorded a combined increase in new student starts, with overall student population largely offsetting the declines discussed above. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during the corresponding three months of the prior year.

    Cost of Education and Facilities. Cost of education and facilities increased by $915, or 16.0%, to $6,633 for the three months ended September 30, 1997 from $5,718 for the three months ended September 30, 1996, principally as a result of facility expansions, the addition of the Texas and Maryland schools in fiscal 1997, and costs related to the increased enrollments in the Nebraska schools. The cost of education and facilities as a percentage of net revenue was 48.3% in 1997 compared with 47.5% in 1996.

    Selling and Promotional. Selling and promotional expenses increased by $321 or 18.4%, to $2,062 for the three months ended September 30, 1997 from $1,741 for the three months ended September 30, 1996 principally as a result of the addition of the Texas and Maryland schools. Selling and promotional expenses as a percentage of net revenue was 15.0% in 1997 compared with 14.5% in 1996.

    General and Administrative. General and administrative expenses increased by $584, or 18.0%, to $3,835 for the three months ended September 30, 1997 from $3,251 for the three months ended September 30, 1996. General and administrative expenses as a percentage of net revenue increased to 27.9% in 1997 compared with 27.0% in 1996 as a result of the Company's addition of a Vice President-Operations, regional sales positions, and increased costs at the Company's home office.

    Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $106 or 51.2 %, to $313 for the three months ended September 30, 1997 from $ 207 for the three months ended September 30, 1996. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the Texas and Maryland schools.

    Interest Income, Net. Net interest income increased $287 to $73 of interest income for the three months ended September 30, 1997 from net expense of $214 for the three months ended September 30, 1996. The change was principally a result of lower debt levels and increased interest income during the three months ended September 30, 1997 due to the investment of a portion of the proceeds of the Company's Initial Public Offering on October 28, 1996.

    Income Taxes. Income taxes increased by $177 to $385 for the three months ended September 30, 1997 from $208 for the three months ended September 30, 1996 due to the taxation of the Nebraska operations which previously operated as a Subchapter S Corporation and partnership during the three months ended September 30, 1996. Income taxes for the three month period ended September 30, 1997 as compared to pro forma taxes for the corresponding period of 1996 increased due to the decrease in the deferred income tax asset valuation allowance which in the 1996 period resulted in a lower income tax rate.

    Net Income. Net income decreased to $584 for the three months ended September 30, 1997 from net income of $699 (pro forma net income of $738) for the three months ended September 30, 1996 principally as a result of a non-recurring lower tax rate in the three months ended
September 30, 1996.

Six Months Ended September 30, 1997 Compared With Six Months Ended September 30, 1996.

Net Revenue. Net revenue increased by $4,210 or 18.8%, to $26,649 for the six months ended September 30, 1997 from $22,439 for the six months ended September 30, 1996. Revenue growth was primarily a result of $5,111 attributable to the operations of the Texas, Maryland and Nebraska schools which were acquired in September 1996, December 1996, and March 1997, respectively, partially offset by a $901 decline at the Company's other schools. The number of students attending the Company's schools at the end of the current six months increased 8.4% to 6,506 from 6,002 at the end of the corresponding period in 1996 principally as a result of the addition of the Texas and Maryland schools, and increased enrollments in the Nebraska schools. The number of new student starts at the Company's schools during the six months ended September 30, 1997 increased to 4,253 from 3,709 for the corresponding six months of the prior year, a 14.7% increase. The Company's San Diego area schools experienced a decline in new student starts of 139 for the current six months as compared to the corresponding period of the prior year. The Company believes the decline in new student starts is attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area and therefore consolidated two of these schools located in Vista, California in July 1997. The number of students at the other San Diego school increased 2.2% compared to the student population at September 30, 1996. All other schools recorded a combined increase in new student starts, with overall student population largely offsetting the declines discussed above. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during the corresponding six months of the prior year.

    Cost of Education and Facilities. Cost of education and facilities increased by $2,042, or 18.6%, to $13,003 for the six months ended September 30, 1997 from $10,961 for the six months ended September 30, 1996, principally as a result of facility expansions, the addition of the Texas and Maryland schools in fiscal 1997, and costs related to the increased enrollments in the Nebraska schools. The cost of education and facilities as a percentage of net revenue was 48.8% in both 1997 and 1996.

    Selling and Promotional. Selling and promotional expenses increased by $627, or 18.4%, to $4,038 for the six months ended September 30, 1997 from $3,411 for the six months ended September 30, 1996 principally as a result of the addition of the Texas and Maryland schools. Selling and promotional expenses as a percentage of net revenue was 15.2% in both 1997 and 1996.

    General and Administrative. General and administrative expenses increased by $1,584, or 25.4%, to $7,820 for the six months ended September 30, 1997 from $6,236 for the six months ended September 30, 1996. General and administrative expenses as a percentage of net revenue increased to 29.3% in 1997 compared with 27.8% in 1996 as a result of the Company's addition of a Vice President-Operations, regional sales positions, and increased costs at the Company's home office.

    Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $242 or 63.2 %, to $625 for the six months ended September 30, 1997 from $383 for the six months ended September 30, 1996. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the Texas and Maryland schools.

    Interest Income, Net. Net interest income increased $592 to $167 of interest income for the six months ended September 30, 1997 from net expense of $425 for the six months ended September 30, 1997. The change was principally a result of lower debt levels and increased interest income during the six months ended September 30, 1997 due to the investment of a portion of the proceeds of the Company's Initial Public Offering on October 28, 1996.

    Income Taxes. Income taxes increased by $279 to $531 for the six months ended September 30, 1997 from $252 for the six months ended September 30, 1996 due to the taxation of the Nebraska operations which previously operated as a Subchapter S Corporation and partnership during the six months ended September 30, 1996. Income taxes for the six month period ended September 30, 1997 as compared to pro forma taxes for the corresponding period of 1996 increased due to the decrease in the deferred income tax asset valuation allowance which in the 1996 period resulted in a lower income tax rate.

    Net Income. Net income increased to $797 for the six months ended September 30, 1997 from net income of $771 (pro forma net income of $798) for the six months ended September 30, 1996 as a result of reduced net interest expense partially offset by an increased effective tax rate for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities for the six months ended September 30, 1997 was $2,254 compared to $3,341 cash provided by operating activities for the six months ended September 30, 1996. The use of cash in operating activities experienced for the six months ended September 30, 1997 was a result of payments of accrued taxes, professional fees, and other merger expenses related to the Nebraska acquisition, and working capital provided to fund the Nebraska operations during the change of ownership period when federal funding is suspended by the Department of Education. The Company's principal source of funds at September 30, 1997 were cash and cash equivalents of $7,286 and accounts receivable of $8,059. The $2,821 increase in net trade accounts receivable experienced for the six months ended September 30, 1997 was primarily a result of revenue recognized for the Nebraska operations during the change of ownership period when federal funding was suspended.

    The use of cash in financing activities experienced for the six month period ended September 30, 1997 was a result of payments of debt related to the Texas, Maryland and Nebraska acquisitions.

    Historically, the Company's investment activity consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $919 and $1,270 for the six months ended September 30, 1997 and 1996, respectively, as a result of purchasing additional equipment upgrading and replacing existing equipment such as computers and medical equipment, for school programs, and expanding facilities at some of the Company's schools.

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

    Cash flow from operations on a long-term basis is highly dependent on the receipt of funds from Title IV Programs, and presently a majority of the Company's net revenue is derived from Title IV programs. Disbursement of Title IV Program funds is governed by federal regulations. For students enrolled in "non-term" programs, (i.e., not divided into quarters or semesters), payments are generally made in two equal installments, one in the first 30 days following the student's first day of class and the second when the student reaches the midpoint of the program. For students enrolled in term programs (i.e., quarters or semesters) payments are made at the beginning of each term, with the exception of the initial disbursement which is made 30 days following the student's first day of class.

    In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from state agencies and the U.S. Department of Education. After change of control, the Department of Education suspends payments of the school's Title IV funding until the Department completes a recertification. This recertification process typically takes from three to six months. The Company's Title IV funding for its two Nebraska schools which was previously suspended was approved in October, 1997.

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

    None

Item 3.  Defaults upon Senior Securities.

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    On September 9, 1997, (the "Company") conducted its 1997 Annual Shareholders' Meeting. Items submitted to a vote of the shareholders were (1) election of directors for 1997-1998 and (2) ratification of the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for fiscal year 1998. All five of the Company's sitting directors were reelected by an affirmative vote of 99.99% of the shares voted. The voting shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal year 1998 by an affirmative vote of 100% of the shares voted. Abstentions and broker non-votes are counted only for purposes of electing directors.

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

    Exhibits:

    11.1         Statement re: computation of pro forma earnings per share
    11.2         Statement re: computation of historical earnings per share
    27           Financial Data Schedule (for SEC use only)

Reports on Form 8-K:

(i) Form 8-K filed September 26, 1997 reporting the 1997 Annual Shareholders' Meeting on September 9, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Educational Medical, Inc.
                                        -----------------------------


Date: November 6, 1997                       /s/ Vince Pisano
                                        -----------------------------
                                                 (Signature)
                                                Vince Pisano
                                          Chief Financial Officer
                                         Principal Financial Officer
                                                     and
                                         Principal Accounting Officer