Form 10-Q/A
period 1997-09-30
EDUCATIONAL MEDICAL INC
filed 1997-11-10
CIK 1016503

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

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

Common Stock, $.01 Par Value, 7,362,601 shares as of November 10, 1997.

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

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

    Exhibits:

    11.1         Statement re: computation of pro forma earnings per share
    11.2         Statement re: computation of historical earnings per share
   *27           Restated Financial Data Schedule (for SEC use only).

Reports on Form 8-K:

(i) Form 8-K filed September 26, 1997 reporting the 1997 Annual Shareholders' Meeting on September 9, 1997.
-------

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Educational Medical, Inc.
                                        -----------------------------

Date: November 10, 1997                      /s/ Vince Pisano
                                                 (Signature)
                                                Vince Pisano
                                          Chief Financial Officer
                                         Principal Financial Officer
                                                     and
                                         Principal Accounting Officer