Form 10-K405/A
period 1997-03-31
EDUCATIONAL MEDICAL INC
filed 1998-02-03
CIK 1016503

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K/A
(Mark One)

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

           Notes to Consolidated Financial Statements

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

                                                        /s/ Ernst & Young LLP


Atlanta, Georgia
June 30, 1997
except as to the second
paragraph of Note 3 as to
which the date is August 27, 1997
                                                                             F-1

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

The following table sets forth, for each institution, the percentage of revenues derived from Student Financial Assistance programs in the year ended March 31, 1997. Percentages were calculated including funds received in periods prior to acquisition by the Company.


                                        OPE                           TOTAL    TITLE IV FUNDS
                                     IDENTIFI-        TITLE IV       ELIGIBLE  AS PERCENTAGE
                                       CATION          FUNDS          FUNDS    OF TOTAL FUNDS
SCHOOL                                 NUMBER        RECEIVED        RECEIVED     RECEIVED
-----------------------------------------------------------------------------------------------
Maric College of Medical Careers-     02091700      $7,486,083      $9,246,540      81.0%
   San Diego, California
Maric College of Medical Careers-     02549000       4,204,441       5,012,133      83.9%
   San Marcos/Vista, California
Long Medical Institute-               02071200       1,212,291       1,471,521      82.4%
   Phoenix, Arizona
Andon College-                        02565400       2,187,271       2,613,929      83.7%
  Stockton, California
Andon College of Modesto-             02306300       1,485,259       1,808,792      82.1%
  Modesto, California
Bauder College-                       01157400       2,807,549       4,327,637      64.9%
  Atlanta, Georgia
Modern Technology School of           02539100       2,632,371       3,127,512      84.2%
  X-Ray-
  North Hollywood, California
Dominion Business School-             01290100         952,712       1,122,745      84.9%
  Roanoke, Virginia
Dominion Business School-             03077000         923,703       1,144,852      80.7%
  Harrisburg, Virginia
ICM School of Business-               00743600       2,919,497       4,590,857      63.6%
  Pittsburgh, Pennsylvania
Ohio Institute of Photography         02052000       1,838,577       2,707,130      67.9%
  & Technology-
  Dayton, Ohio
California Academy of                 02351900         781,616         924,969      84.5%
  Merchandising, Art, and Design-
  Sacramento, California
San Antonio College of Medical        00946600       1,330,135       1,785,291      74.5%
  & Dental Assistants-
  San Antonio/McAllen, TX
Career Centers of Texas-              02591900         711,116       1,140,656      62.3%
  El Paso, Texas
Hagerstown Business College-          00794600         989,180       1,916,954      51.6%
  Hagerstown, Maryland
Nebraska College of Business-         00849100       2,645,949       3,242,624      81.6%
  Omaha, Nebraska
Lincoln School of Commerce-           00472100       2,635,081       3,312,854      79.5%
  Lincoln, Nebraska


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

                                   EDUCATIONAL MEDICAL, INC.
                                     (Registrant)

Date: February 3, 1998             By: /s/ Gary D. Kerber
                                     --------------------------------------
                                       Gary D. Kerber
                                       Chairman of the Board, President and
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                         DATE

/s/ Gary D. Kerber              President, Chief Executive    February 3, 1998
--------------------------      Officer and Chairman
Gary D. Kerber                  of the Board (Principal
                                Executive Officer)


/s/ Vince Pisano                Vice President and Chief      February 3, 1998
--------------------------      Financial Officer
Vince Pisano


/s/ Robert T. Cresci            Director                      February 3, 1998
--------------------------
Robert T. Cresci


/s/ Carl S. Hutman              Director                      February 3, 1998
--------------------------
Carl S. Hutman


/s/ W. Patrick Ortale, III      Director                      February 3, 1998
--------------------------
W. Patrick Ortale, III



/s/ Richard E. Kroon            Director                      February 3, 1998
--------------------------
Richard E. Kroon