Form 10-Q
period 1997-12-31
EDUCATIONAL MEDICAL INC
filed 1998-02-17
CIK 1016503

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q
                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________

Commission file number    000-21567
                       ---------------

                            Educational Medical, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                    65-0038445
----------------------------------------------         -------------------------
        (State or other jurisdiction of                      (IRS Employer
         incorporation or organization)                    Identification No.)

      1327 Northmeadow Parkway, Suite 132
                   Roswell, GA                                    30076
----------------------------------------------         -------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes    No
                           ---   ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value, 7,369,766 shares as of February 13, 1998.

                            EDUCATIONAL MEDICAL, INC.
                                    FORM 10-Q

Part I.  Financial Information

      Item 1. Financial Statements

              Condensed consolidated balance sheets-December 31, 1997 (unaudited) - and March 31, 1997

              Condensed consolidated statements of income (unaudited) - Three months ended December 31, 1997 and 1996; nine months ended December 31, 1997 and 1996

              Condensed consolidated statements of cash flows (unaudited) - Nine months ended December 31, 1997 and 1996

              Notes to condensed consolidated financial statements (unaudited) - December 31, 1997

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

      Item 1. Legal Proceedings

      Item 2. Changes in Securities

      Item 3. Defaults upon Senior Securities

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

Signatures

The following exhibits are included herein:
27.1*    Restated Financial Data Schedule - December 31, 1997 (for SEC use only)
27.2*    Restated Financial Data Schedule - September 30, 1997 (for SEC use
         only)
27.3*    Restated Financial Data Schedule - June 30, 1997 (for SEC use only)
27.4*    Restated Financial Data Schedule - March 31, 1997 (for SEC use only)
27.5*    Restated Financial Data Schedule - December 31, 1996 (for SEC use only)

* Restated per SEC Regulation S-K, Item 601, to conform to SFAS No. 128 and SAB 98.

                            EDUCATIONAL MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31,     March 31,
                                                        1997            1997
                                                     ------------    -----------
                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                          $ 9,303,194     $14,047,889
  Trade accounts receivable, net                       7,816,598       5,238,742
  Income taxes receivable                                     --         155,542
  Prepaid expenses and other current assets            1,521,270       1,149,146
  Deferred income tax assets                           1,208,669       1,208,669
                                                     -----------     -----------
    Total current assets                              19,849,731      21,799,988
Property and equipment, net                            8,364,457       7,617,958
Deferred debt issuance costs, net                        252,324         297,492
Covenants not to compete, net                            900,063       1,082,987
Goodwill and other intangible assets, net              9,529,737      10,152,625
Deferred income tax assets                               944,629         944,629
Other assets                                             176,855         176,855
                                                     -----------     -----------
  Total assets                                       $40,017,796     $42,072,534
                                                     ===========     ===========

                            EDUCATIONAL MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                            DECEMBER 31,     MARCH 31,
                                                                1997           1997
                                                            ------------   ------------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    271,235   $    820,784
   Accrued payroll compensation                                1,115,497        858,049
   Accrued expenses                                              458,880      2,486,532
   Accrued income taxes                                          214,038             --
   Deferred tuition income                                     4,454,616      3,184,225
   Current portion of long-term debt                             599,990      3,964,851
                                                            ------------   ------------
      Total current liabilities                                7,114,256     11,314,441
Long-term debt, less current portion                           1,951,089      2,163,880
Other liabilities                                                549,264        394,145
                                                            ------------   ------------
      Total liabilities                                        9,614,609     13,872,466

Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares,
      none issued and outstanding                                     --             --
   Common stock, $.01 par value - authorized
      15,000,000 shares, 7,369,100 and 7,418,100 shares
     issued and outstanding at December 31, and March 31,
     1997 respectively                                            73,691         74,181
   Additional paid-in capital                                 30,221,127     30,222,776
   Accumulated earnings (deficit)                                108,369     (1,996,889)
   Less treasury stock, at cost                                       --       (100,000)
                                                            ------------   ------------
      Total stockholders' equity                              30,403,187     28,200,068
                                                            ------------   ------------
      Total liabilities and stockholders' equity            $ 40,017,796   $ 42,072,534
                                                            ============   ============

            See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three months    Three months    Nine months     Nine months
                                                       ended           ended           ended           ended
                                                    December 31,    December 31,    December 31,    December 31,
                                                        1997            1996            1997            1996
                                                    ------------    ------------    ------------    ------------
Net revenues                                        $ 14,819,829    $ 13,324,406    $ 41,468,515    $ 35,763,629

School operating costs:
  Cost of education and facilities                     6,345,091       6,055,190      19,348,384      17,016,466
  Selling and promotional                              2,234,015       2,005,240       6,272,299       5,415,871
  General and administrative expenses                  3,836,173       3,610,684      11,656,708       9,846,753
  Amortization of goodwill and intangibles               312,745         249,018         938,233         631,913
                                                    ------------    ------------    ------------    ------------
Income from operations                                 2,091,805       1,404,274       3,252,891       2,852,626
Interest (income) expense, net                           (88,856)        (52,127)       (256,082)        372,661
                                                    ------------    ------------    ------------    ------------
Income before income taxes and extraordinary item      2,180,661       1,456,401       3,508,973       2,479,965
Provision for income taxes                               872,275         316,189       1,403,715         568,965
                                                    ------------    ------------    ------------    ------------
Income before extraordinary item                       1,308,386       1,140,212       2,105,258       1,911,000
Extraordinary item - loss on early
 extingushment of debt, net of income taxes                   --         308,683              --         308,683
                                                    ------------    ------------    ------------    ------------
Net income                                          $  1,308,386    $    831,529    $  2,105,258    $  1,602,317
                                                    ============    ============    ============    ============


Pro forma income tax data:
 Income before income taxes and extraordinary item                  $  1,456,401                    $  2,479,965
 Provision for income taxes                                              385,641                         611,005
                                                                    ------------                    ------------
 Income before extraordinary item                                      1,070,760                       1,868,960
 Extraordinary item, net of income taxes                                 308,683                         308,683
                                                                    ------------                    ------------
 Pro forma net income                                               $    762,077                    $  1,560,277
                                                                    ============                    ============

Basic Earnings per Share:
 Earnings per Share                                 $       0.18              --    $       0.29              --
 Pro forma earnings per share                                 --    $       0.13              --    $       0.44

Diluted Earnings per Share:
 Earnings per Share                                 $       0.17              --    $       0.28              --
 Pro forma earnings per share                                 --    $       0.11              --    $       0.26

Basic weighted average shares outstanding              7,363,260       5,889,651       7,349,612       3,548,225
                                                    ============    ============    ============    ============
Diluted weighted average shares outstanding            7,585,365       7,022,826       7,582,962       6,041,316
                                                    ============    ============    ============    ============




            See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                   DECEMBER 31,         DECEMBER 31,
                                                                        1997                 1996
                                                                -----------------    -----------------
OPERATING ACTIVITIES:
Net income                                                         $  2,105,258         $  1,602,317
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                     1,162,006            1,003,483
     Amortization of other intangible assets                            938,233              631,913
     Extraordinary item, net of income taxes                                 --              308,683
     Provision for losses on accounts receivable                        803,414            1,012,430
     Amortization of discount on long-term debt                              --               72,044
     Loss on school closure                                                  --              (97,225)
     Changes in operating assets and liabilities, net of
      assets acquired and liabilities assumed                        (4,326,375)           3,382,588
                                                                   ------------         ------------
Net cash provided by operating activities                               682,536            7,916,233

INVESTING ACTIVITIES:
Net additions to goodwill and intangibles                                    --           (5,781,336)
Purchases of property and equipment, net                             (1,562,729)          (2,640,869)
                                                                   ------------         ------------
Net cash used in investing activities                                (1,562,729)          (8,422,205)

FINANCING ACTIVITIES:
Issuance of common stock                                                 97,861           19,260,000
Proceeds from long-term debt                                                 --              532,295
Principal payments on long-term debt                                 (3,923,424)          (4,494,360)
Distribution to previous owners                                              --           (1,023,472)
Increase in deferred debt issue costs                                   (38,939)            (286,931)
                                                                   ------------         ------------
Net cash (used in) provided by financing activities                  (3,864,502)          13,987,532
                                                                   ------------         ------------

(Decrease) increase in cash and cash equivalents                     (4,744,695)          13,481,560
Cash and cash equivalents at beginning of period                     14,047,889            3,819,045
                                                                   ------------         ------------
Cash and cash equivalents at end of period                         $  9,303,194         $ 17,300,605
                                                                   ============         ============




            See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission.

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

3. PRO FORMA INCOME TAX DATA

Prior to March 31, 1997, the operations of two Nebraska schools acquired by the Company in a transaction accounted for as a pooling of interests were conducted by a Subchapter S Corporation and a partnership and, accordingly, were not subject to federal or state income taxes. For information purposes, the Company's prior periods statements of income include a pro forma presentation that includes a provision for income taxes as if the merged entities had been taxable corporations for these periods and had filed a consolidated income tax return with the Company. Such pro forma calculations were based on the income tax laws and rates in effect during those periods and Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the disclosure of basic earnings per share, which replaces primary earnings per share, and diluted earnings per share, which replaces fully diluted earnings per share. While primary earnings per share is based on the weighted average number of shares of common stock outstanding plus the dilutive effect of options and other common stock equivalents, basic earnings per share does not consider any dilution. Diluted earnings per share is similar to fully diluted earnings per share, which considers all potentially dilutive securities. SFAS No. 128 became effective with annual and interim financial statements for periods ending after December 15, 1997. All earnings per share data presented have been restated to conform to the new standard and with Staff Accounting Bulletin 98.

All earnings per share calculations include 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition less shares returned pursuant to the contingency clause as if outstanding for all periods.

The table below presents the restated computations and required disclosures under Financial Accounting Standards Board Statement No. 128 and Staff Accounting Bulletin 98 for the computation of basic and diluted earnings per share for the three and nine months ended December 31, 1997 and 1996.

                                                            Three Months     Three Months      Nine months      Nine months
                                                               ended            ended             ended            ended
                                                            December 31,     December 31,      December 31,     December 31,
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Numerator:
  Income before extraordinary item                          $ 1,308,386      $ 1,140,212       $ 2,105,258      $ 1,911,000
  Extraordinary item                                                 --          308,683                --          308,683
                                                            -----------      -----------       -----------      -----------

  Net income                                                $ 1,308,386      $   831,529       $ 2,105,258      $ 1,602,317
                                                            -----------      -----------       -----------      -----------

  Pro forma income before extraordinary item                                 $ 1,070,760                        $ 1,868,960
  Extraordinary item                                                             308,683                            308,683
                                                                             -----------                        -----------

  Pro forma net income                                                       $   762,077                        $ 1,560,277
                                                                             -----------                        -----------

Denominator:
  Denominator for basic earnings per share -
   weighted average shares                                    7,363,260        5,889,651         7,349,612        3,548,225
  Effect of dilutive securities:
   Convertible preferred stock, options, and warrants           222,105        1,133,175           233,350        2,493,091
                                                            -----------      -----------       -----------      -----------
  Denominator for diluted earnings per share -
   adjusted weighted average shares                           7,585,365        7,022,826         7,582,962        6,041,316
                                                            -----------      -----------       -----------      -----------

  Earnings per share - basic
   Earnings per share                                       $      0.18      $        --       $      0.29      $        --
   Pro forma earnings per share before extraordinary item                           0.18                --             0.53
   Extraordinary item                                                --            (0.05)               --            (0.09)
   Pro forma earnings per share                                      --             0.13                --             0.44

  Earnings per share - diluted
   Earnings per share                                       $      0.17      $        --       $      0.28      $        --
   Pro forma earnings per share before extraordinary item            --             0.15                --             0.31
   Extraordinary item                                                --            (0.04)               --            (0.05)
   Pro forma earnings per share                                      --             0.11                --             0.26



Options and warrants to purchase 520,000 shares of common stock for the three and nine month periods ended December 31, 1997 were outstanding but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. ACQUISITIONS

The Company has made the following acquisitions since April 1, 1996:

           SCHOOL                                                                                         METHOD OF
                                         DATE ACQUIRED                     CURRICULUM                     ACCOUNTING
-----------------------------     ----------------------------     ----------------------------    -------------------------
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

See Note 4 to the March 31, 1997 consolidated financial statements included in the Company's Form 10-K/A for additional information on these acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS) RESULTS OF OPERATIONS

                                                Three months     Three months     Nine months      Nine months
                                                   ended            ended            ended            ended
                                                December 31,     December 31,     December 31,     December 31,
                                                    1997             1996            1997              1996
                                                (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                ------------     ------------     ------------     ------------
Net revenue                                         100.0%           100.0%           100.0%           100.0%
  Cost of education and facilities                   42.8             45.4             46.6             47.6
  Selling and promotional expenses                   15.1             15.1             15.1             15.1
  General and administrative expenses                25.9             27.1             28.1             27.5
  Amortization of goodwill and intangibles            2.1              1.9              2.3              1.8
                                                  -------          -------          -------          -------
  Income from operations                             14.1             10.5              7.9              8.0
  Interest (income) expense, net                     (0.6)            (0.4)            (0.6)             1.0
                                                  -------          -------          -------          -------
  Income  before income taxes and
    extraordinary item                               14.7             10.9              8.5              7.0
Provision for income taxes                            5.9              2.4              3.4              1.6
                                                  -------          -------          -------          -------
Income before extraordinary item                      8.8              8.5              5.1              5.4
Extraordinary item                                     --              2.3               --              0.9
                                                  -------          -------          -------          -------
Net income                                            8.8%             6.2%             5.1%             4.5%
                                                  =======          =======          =======          =======

OTHER OPERATING DATA:
Number of schools at end of period                     18               19               18               19
Number of students at end of period                 5,978            5,658            5,978            5,658
Number of new students starts during
  the period                                        1,345            1,225            5,598            4,934



Three Months Ended December 31, 1997 Compared With Three Months Ended December 31, 1996.

Net Revenue. Net revenue increased by $1,496 or 11.2%, to $14,820 for the three months ended December 31, 1997 from $13,324 for the three months ended December 31, 1996. Revenue growth was primarily a result of an increase of 8.0% from the operations of schools included in Company's results for the entire third quarters ended December 31, 1997 and 1996, with the remainder attributed to the acquisition in December 1996 of Hagerstown Business College. The number of students attending the Company's schools at the end of the quarter increased 5.7% to 5,978 from 5,658 at the end of the corresponding quarter in 1996 principally from the results of operations of the Texas and Nebraska schools. The number of new student starts at the Company's schools during the three months ended December 31, 1997 increased to 1,345 from 1,225 for the corresponding three months of the prior year, a 9.8% increase. The Company's San Diego area schools which previously experienced a decline in new student starts experienced an increase of 2.9% in new student starts for the current quarter when compared to the corresponding period of the prior year. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during the corresponding three months of the prior year.

         Cost of Education and Facilities. Cost of education and facilities increased by $290, or 4.8%, to $6,345 for the three months ended December 31, 1997 from $6,055 for the three months ended December 31, 1996, principally as a result of facility expansions, the addition of the Texas and Maryland schools in fiscal 1997, and costs related to the increased enrollments in the Nebraska schools. The cost of education and facilities as a percentage of net revenue was 42.8% in 1997 compared with 45.4% in 1996 principally as a result of increased utilization and efficiency.

         Selling and Promotional. Selling and promotional expenses increased by $229 or 11.4%, to $2,234 for the three months ended December 31, 1997 from $2,005 for the three months ended December 31, 1996 principally as a result of the addition of the Texas and Maryland schools. Selling and promotional expenses as a percentage of net revenue was 15.1% in both 1997 and 1996.

         General and Administrative. General and administrative expenses increased by $225, or 6.2%, to $3,836 for the three months ended December 31, 1997 from $3,611 for the three months ended December 31, 1996. General and administrative expenses as a percentage of net revenue decreased to 25.9% in 1997 compared with 27.1% in 1997 principally as a result of increased utilization and efficiency.

         Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $64 or 25.7%, to $313 for the three months ended December 31, 1997 from $249 for the three months ended December 31, 1996. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the Texas and Maryland schools.

         Interest Income, Net. Net interest income increased $37 to $89 of interest income for the three months ended December 31, 1997 from net interest income of $52 for the three months ended December 31, 1996. The change was principally a result of lower debt levels and increased interest income during the three months ended December 31, 1997 due to the investment of a portion of the proceeds of the Company's Initial Public Offering on October 28, 1996.

         Income Taxes. Income taxes increased by $556 to $872 for the three months ended December 31, 1997 from $316 for the three months ended December 31, 1996 due to the taxation of the Nebraska operations which operated as a Subchapter S Corporation and partnership during the three months ended December 31, 1996. Income taxes for the three month period ended December 31, 1997 as compared to pro forma taxes for the corresponding period of 1996 increased due to the decrease in the deferred income tax asset valuation allowance which in the 1996 period resulted in a lower income tax rate.

         Net Income. Net income increased to $ 1,308 for the three months ended December 31, 1997 from net income of $832 (pro forma net income of $762) for the three months ended December 31, 1996 primarily as a result of a 49.0% increase in income from operations, partially offset by a higher tax rate, and giving effect to the extraordinary loss which occurred during the three-month period ended December 31, 1996.

Nine months Ended December 31, 1997 Compared With Nine months Ended December 31, 1996.

Net Revenue. Net revenue increased by $5,705 or 16.0%, to $41,469 for the nine months ended December 31, 1997 from $35,764 for the nine months ended December 31, 1996. Revenue growth was primarily attributable to an increase in earning students at the Texas, Maryland and Nebraska schools which were acquired in September 1996, December 1996, and March 1997, respectively. The number of new student starts at the Company's schools during the nine months ended December 31, 1997 increased to 5,598 from 4,934 for the corresponding nine months of the prior year, a 13.5% increase. The Company's San Diego area schools experienced a decline in new student starts of 10.1% for the current nine months as compared to the corresponding period of the prior year. The Company believes the decline in new student starts is attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. All other schools recorded a combined increase of 16.1% in new student starts, with overall student population largely offsetting the declines discussed above. The monthly student withdrawal rate decreased to 3.8% when compared to a 4.3% rate experienced by the Company during the corresponding nine months of the prior year, due in part to the Company's "Retention Program" in each of its schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students as well as counseling in the event a decision to withdraw is made by the student.

         Cost of Education and Facilities. Cost of education and facilities increased by $2,332, or 13.7%, to $19,348 for the nine months ended December 31, 1997 from $17,016 for the nine months ended December 31, 1996, principally as a result of facility expansions, the addition of the Texas and Maryland schools in fiscal 1997, and costs related to the increased enrollments in the Nebraska schools. The cost of education and facilities as a percentage of net revenue was 46.6% in 1997 compared with 47.6% in 1996.

         Selling and Promotional. Selling and promotional expenses increased by $856, or 15.8%, to $6,272 for the nine months ended December 31, 1997 from $5,416 for the nine months ended December 31, 1996 principally as a result of the addition of the Texas and Maryland schools. Selling and promotional expenses as a percentage of net revenue was 15.1 % in both 1997 and 1996.

         General and Administrative. General and administrative expenses increased by $1,810 or 18.4%, to $11,657 for the nine months ended December 31, 1997 from $9,847 for the nine months ended December 31, 1996. General and administrative expenses as a percentage of net revenue increased to 28.1% in 1997 compared with 27.5% in 1996 as a result of the Company's addition of a Vice President-Operations, regional sales positions, and increased costs at the Company's home office.

         Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $306 or 48.4%, to $938 for the nine months ended December 31, 1997 from $632 for the nine months ended December 31, 1996. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the Texas and Maryland schools.

         Interest Income, Net. Net interest income increased $629 to $256 of interest income for the nine months ended December 31, 1997 from net interest expense of $373 for the nine months ended December 31, 1997. The change was principally a result of lower debt levels and increased interest income during the nine months ended December 31, 1997 due to the investment of a portion of the proceeds of the Company's Initial Public Offering on October 28, 1996.

         Income Taxes. Income taxes increased by $835 to $1,404 for the nine months ended December 31, 1997 from $569 for the nine months ended December 31, 1996 due to the taxation of the Nebraska operations which operated as a Subchapter S Corporation and partnership during the nine months ended December 31, 1996. Income taxes for the nine month period ended December 31, 1997 as compared to pro forma taxes for the corresponding period of 1996 increased due to the decrease in the deferred income tax asset valuation allowance which in the 1996 period resulted in a lower income tax rate.

         Net Income. Net income increased to $2,105 for the nine months ended December 31, 1997 from net income of $1,602 (pro forma net income of $1,560) for the nine months ended December 31, 1996. The increase is primarily a result of a 14.0% increase in income from operations and reduced net interest expense, partially offset by an increased effective tax rate for the nine months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the nine months ended December 31, 1997 was $683 compared to $7,916 cash provided by operating activities for the nine months ended December 31, 1996. Cash provided by operating activities decreased in the current nine month period due to increased payments of income taxes, professional fees, and other merger expenses related to the Nebraska Acquisition, and working capital provided to fund the Nebraska operations during the change of ownership period when federal funding is suspended by the Department of Education. The Company's principal source of funds at December 31, 1997 were cash and cash equivalents of $9,303 and accounts receivable of $7,817. The $2,578 increase in net trade accounts receivable experienced for the nine months ended December 31, 1997 was primarily a result of revenue recognized for the Nebraska operations during the change of ownership period when federal funding was suspended.

         Historically, the Company's investment activity consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $1,562 and $8,422 for the nine months ended December 31, 1997 and 1996, respectively, as a result of purchasing additional equipment, upgrading and replacing existing equipment such as computers and medical equipment, for school programs, and expanding facilities at some of the Company's schools during the current period. Capital expenditures during the prior period was primarily due to the purchase of schools in Texas and Maryland.

         The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased, with the exception of the land and building owned by the Company in Dayton, Ohio, Lincoln and Omaha, Nebraska. The Company plans to continue to expand current facilities, upgrade and replace equipment, and acquire new schools. The Company expects that its fiscal 1998 operations and planned capital expenditures will be funded through cash generated from existing operations.

         The use of cash in financing activities experienced for the nine month period ended December 31, 1997 was primarily a result of payments of debt related to the Texas and Maryland acquisitions.

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

         In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from state agencies and the U.S. Department of Education. After change of control, the Department of Education suspends payments of the school's Title IV funding until the Department completes a recertification. This recertification process typically takes from three to nine months. The Company's Title IV funding for its two Nebraska schools, which was previously suspended, was approved in October 1997.

OTHER MATTERS

         The Company is currently in the process of evaluating its computer software and database to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Management does not expect the financial impact of such modifications, which are expected to be implemented in 1999, to be material to the Company's financial position or results of operations in any given year.

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

      None

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

      Exhibits:

27.1*   Restated Financial Data Schedule - December 31, 1997 (for SEC use only)
27.2*   Restated Financial Data Schedule - September 30, 1997 (for SEC use only)
27.3*   Restated Financial Data Schedule - June 30, 1997 (for SEC use only)
27.4*   Restated Financial Data Schedule - March 31, 1997 (for SEC use only)
27.5*   Restated Financial Data Schedule - December 31, 1996 (for SEC use only)

* Restated per SEC Regulation S-K, Item 601, to conform to SFAS No. 128 and SAB 98.

Reports on Form 8-K:

      None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Educational Medical, Inc.


Date: February 13,1998                       /s/ Vince Pisano
                                         ---------------------------------
                                                    (Signature)
                                                   Vince Pisano
                                              Chief Financial Officer
                                            Principal Financial Officer
                                                        and
                                            Principal Accounting Officer