Form 10-K405
period 1998-03-31
EDUCATIONAL MEDICAL INC
filed 1998-06-30
CIK 1016503

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _______________

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

Securities registered under Section 12(g)             COMMON STOCK, PAR VALUE
of the Exchange Act:                                  $.01 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at June 26, 1998:
$43,671,160.

The number of shares outstanding of each of the registrant's classes of common stock, as of June 26, 1998: 7,743,194 (one class).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                            EDUCATIONAL MEDICAL, INC.
                                    FORM 10-K
                                      INDEX

PART I............................................................................................................1

   ITEM 1.  BUSINESS..............................................................................................1
   ITEM 2.  PROPERTIES...........................................................................................19
   ITEM 3.  LEGAL PROCEEDINGS....................................................................................20
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................21

PART II..........................................................................................................21

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................21
   ITEM 6.  SELECTED FINANCIAL DATA..............................................................................22
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................24
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................41
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................41

PART III.........................................................................................................42

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................42
   ITEM 11.  EXECUTIVE COMPENSATION..............................................................................45
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................52
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................54
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................58

SIGNATURES.......................................................................................................65

                                     PART I

ITEM 1.  BUSINESS

COMPANY HISTORY

    The Company, a Delaware corporation, was founded in 1988 by Gary D. Kerber, the Chairman of the Board and President of the Company. The Company began business by acquiring seven schools in fiscal years 1989 and 1990, all of which offered programs in the healthcare field. In fiscal 1992, the Company continued to grow by acquisition and implemented a new strategy to diversify outside of the healthcare field by acquiring a fashion and design school. In fiscal years 1993 and 1994, the Company acquired seven additional schools, which included schools offering programs in the fields of healthcare, business, fashion and design, and image technology. In fiscal 1997, the Company acquired two schools (the "Nebraska Schools") in Nebraska (the "Nebraska Acquisition"), three schools in Texas (the "Texas Acquisition") and one school in Maryland (the "Maryland Acquisition") (collectively, the Nebraska Acquisition, the Maryland Acquisition and the Texas Acquisition are called the "Fiscal 1997 Acquisitions"). The Fiscal 1997 Acquisitions included schools offering programs in the fields of healthcare, business and information technology. The Nebraska Acquisition was accounted for as a pooling of interests. In fiscal 1998, the Company acquired six schools through the CHI Institute Acquisition and the Hesser Acquisition (collectively, the "Fiscal 1998 Acquisitions"). The Fiscal 1998 Acquisitions included schools offering programs primarily in the fields of business, healthcare, information technology, electronic engineering, criminal justice, and early childhood education. The number of students attending the Company's schools rose from 2,840 at March 31, 1993 to 10,008 at March 31, 1998. The Company's net revenues increased 138% from $25,100,000 for the year ended March 31, 1993 to $59,676,000 for the year ended March 31, 1998.

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

FISCAL 1998 ACQUISITIONS

    The CHI Institute Acquisition. On February 14, 1998, the Company acquired the CHI Institute, which operates two schools (the "CHI Institute Schools") located in the Philadelphia, Pennsylvania area, by purchasing all of the stock of Computer Hardware Service Company, Inc. (the "CHI Institute Acquisition"). The purchase price of the CHI Institute Acquisition was $11,750,000, consisting of $1,500,000 in cash, promissory notes aggregating $8,750,000, and 151,900 shares of the Company's Common Stock, valued at an aggregate of $1,500,000. As part of the CHI Institute Acquisition, the Company also agreed to make adjusting payments to the sellers based on the ratio of certain assets to certain liabilities of the CHI Institute Schools at the time of the acquisition. These adjusting payments aggregated $1,084,230, all of which have been paid in fiscal 1999. The Company has accounted for the CHI Institute Acquisition as a purchase; therefore, the results of its operations are included in the Company's consolidated results of operations effective February 1, 1998.

    The CHI Institute Schools are located in Broomall and Southampton, Pennsylvania. As of March 31, 1998, approximately 1,019 students attended the CHI Institute Schools, which offer associate degree and diploma programs in business, healthcare, electronic engineering, and information technology.

  The Hesser Acquisition. On March 13, 1998, the Company acquired Hesser College, which operates four schools (the "Hesser Schools") located in New Hampshire, by purchasing all of the stock of Hesser, Inc. and the property in Manchester, New Hampshire at which its main campus is located (the "Hesser Acquisition"). The purchase price of the Hesser Acquisition was $15,000,000, consisting of $2,000,000 in cash, promissory notes aggregating $11,000,000, and 202,532 shares of the Company's Common Stock, valued at an aggregate $2,000,000. As part of the Hesser Acquisition, the Company also agreed to make adjusting payments to the sellers based on the ratio of certain assets to certain liabilities of the Hesser Schools at the time of the acquisition. These adjusting payments aggregated $2,683,372, of which $2,433,372 have been paid in fiscal 1999 and $250,000 of which is due April 1, 1999. The Company has accounted for the Hesser Acquisition as a purchase; therefore, the results of its operations are included in the Company's consolidated results of operations effective March 1, 1998.

The Hesser Schools are located in Manchester, Nashua, Portsmouth and Salem, New Hampshire. As of March 31, 1998, approximately 2,512 students attended the Hesser Schools, which primarily offer bachelor degree and associate degree programs in business, healthcare, information technology, criminal justice, and early childhood education.

OVERVIEW

    The Company provides diversified career oriented postsecondary education to over 10,000 students at 24 schools located in ten states. The Company offers a variety of bachelor degree, associate degree, and diploma programs designed to provide students with the knowledge and skills necessary to qualify them for entry level employment principally in the fields of healthcare, business, information technology, and fashion and design. The Company's curricula include programs leading to employment in ten of the 15 fastest growing occupations (measured by percentage growth from 1994 through 2005) as projected by the U.S. Department of Labor. At March 31, 1998, approximately 49% of the Company's students were enrolled in bachelor and associate degree programs.

    In 1996, there were 14.6 million students participating in postsecondary education programs, 44% of whom were over the age of 24 (Source: National Center for Educational Statistics, Digest of Education Statistics, 1996). The Company believes the demand for postsecondary career oriented education will increase over the next several years as a result of recognized trends, including (i) a projected 24% growth in the number of new high school graduates from approximately 2.5 million in 1994 to approximately 3.1 million in 2004, (ii) the increasing enrollment of high school graduates attending postsecondary educational institutions (65% in 1996 versus 53% in 1983) as they seek to enhance their skills or retrain for new technologies, and (iii) the increasing recognition of the income premium attributable to higher education degrees, with individuals holding associate degrees earning on average approximately 30% more income during their lifetimes than individuals holding only high school diplomas (Source: Department of Education).

    According to the Department of Education, there were 1,995 accredited, proprietary postsecondary institutions participating in the student financial aid programs ("Title IV Programs") administered by the Department of Education pursuant to Title IV of the Higher Education Act of 1965, as amended ("HEA") as of March 16, 1998. The ownership of these institutions is highly fragmented. Although the industry appears to be moving into a consolidation phase, management believes that no organization either holds a significant national market share or owns or operates more than 75 schools.

                                COMPANY STRATEGY

    The Company's goal is to increase its market share in the expanding market for postsecondary education and improve profitability by (i) promoting internal growth at the Company's new and existing schools, (ii) acquiring additional schools, (iii) opening new schools as additional locations or branches of existing schools, and (iv) enhancing operating efficiencies. The Company has implemented the following strategies to achieve these goals:

    Internal Growth Strategy. The Company intends to increase student enrollment at its schools by continuing to enhance local marketing efforts and increasing the number and variety of program offerings at its schools. The Company intends to continue to increase the number and variety of programs offered at its schools by (i) developing new diploma and degree programs, including a centrally developed information technology diploma and degree program, (ii) replicating existing programs at selected schools where such programs were not previously offered, and (iii) introducing associate degree programs at all of its schools currently offering only diploma programs.

    Acquisition Strategy. The Company intends to continue to make selective acquisitions of additional schools and integrate them into its existing system. The Company believes that the fragmentation of the postsecondary education market provides significant opportunities to consolidate existing independently owned schools. The Company expects to utilize cash on hand, its bank credit facility, the Company's Common Stock, and seller financing in connection with such acquisitions. In general, the Company's principal acquisition criteria are: historical profitability; acceptable default rates with respect to federally guaranteed or funded student loans; established and marketable curricula; and demographic profiles in the area which indicate a potential for growth. The Company concentrates its acquisition efforts on schools which satisfy its general acquisition criteria and which offer curricula in the fields of study currently offered at the Company's schools and selected other fields of study.

    Additional Location Strategy. The Company intends to capitalize on its schools' existing infrastructure and curricula by opening additional locations by branching from its existing institutions in areas that exhibit strong enrollment potential and job placement opportunities. The Company's principal criteria for determining whether to open new schools are the demographic profile of the location and the economic and management cost of opening the new location.

    Operating Strategy. The Company provides each of its schools with certain services which the Company believes can be performed most efficiently and cost effectively by a centralized office. Such services include marketing analysis, accounting, information systems, financial aid, and regulatory compliance. The Company intends to continue its strategy of operating with a decentralized management structure in which local schools' management is empowered to make most of the day-to-day operating decisions at each school and is primarily responsible for the profitability and growth of that school. The Company believes the combination of certain centralized services and decentralized management significantly increases its operating efficiency.

SCHOOLS

    The following table shows the location of each of the Company's schools, the name under which it operates, the date of its acquisition, the principal fields of study in which it offers its programs, its degree granting status and number of students attending the school at the time of its acquisition and at March 31, 1998.

                                                                                                APPROXIMATE
                                                                                                  STUDENT        STUDENT
                                                                                  INSTITUTIONAL POPULATION    POPULATION AT
                                                 DATE     PRINCIPAL      DEGREE    ACCREDITING  AT DATE OF      MARCH 31,
                      INSTITUTION              ACQUIRED CURRICULA(1)   GRANTING(2)  AGENCY(3)   ACQUISITION       1998
           --------------------------------   --------- ------------   ----------- ------------ ------------- --------------
           Maric College of Medical
             Careers.......................    4/88     Healthcare    Associate     ACCSCT            135           858
             San Diego, CA
           Maric College of Medical
             Careers.......................    4/88     Healthcare    Associate(5)  ACCSCT            105           445
             North County Campus
             Vista, CA(4)
           Long Medical Institute..........    4/88     Healthcare    Associate     ACCSCT            129           202
             Phoenix, AZ
           Andon College...................   11/89     Healthcare    No            ABHES             150           312
             Stockton, CA
           Andon College...................   11/89     Healthcare    Associate     ABHES             123           334
             Modesto, CA
           Bauder College..................    3/92     Fashion and   Associate     ACCSCT            440           406
             Atlanta, GA                                Design/                     SACS/COC
           Modern Technology School of
             X-Ray.........................    3/93     Healthcare    Associate     ACCSCT            221           402
             North Hollywood, CA
           Dominion Business School........    5/93     Business/     Associate     ACICS             129           174
             Roanoke, VA                                Healthcare
           Dominion Business School........    5/93     Business/     Associate     ACICS             408           103
             Harrisonburg, VA(6)                        Healthcare
           ICM School of Business..........    7/93     Business/     Associate     ACICS             376           464
             Pittsburgh, PA                             Healthcare/
                                                        Fashion and
                                                        Design
           Ohio Institute of Photography &
             Technology....................    7/93     Image         Associate     ACCSCT             67           254
             Dayton, OH                                 Technology/
                                                        Healthcare
           California Institute of
             Merchandising
             Art & Design..................    8/93     Fashion and   Associate     ACICS               5           118
             Sacramento, CA                             Design
           San  Antonio  College of Medical
             and Dental Assistants.........    9/96     Healthcare    No            ACCSCT            234           480
             San Antonio, TX
           San  Antonio  College of Medical
             and  Dental Assistants........    9/96     Healthcare    No            ACCSCT            186           298
             McAllen Campus
             McAllen, TX

           Career Centers of Texas --
             El Paso.......................    9/96     Healthcare    No            ACCSCT         286              400
             El Paso, TX
           Hagerstown Business College.....   12/96     Business/     Associate     ACICS          495              422
             Hagerstown, MD                             Healthcare
           Nebraska College of Business....    3/97     Business/     Associate     ACICS          345              408
             Omaha, NE                                  Healthcare
           Lincoln School of Commerce......    3/97     Business/     Associate     ACICS          342              397
             Lincoln, NE                                Healthcare
           CHI Institute...................    2/98     IT/Business/  Associate     ACCSCT         560              545
             Southhampton, PA                           Healthcare/
                                                        Electronic
                                                        Engineering
           CHI Institute...................    2/98     IT/Business/  Associate     ACCSCT         435              474
             Broomall, PA                               Healthcare/
                                                        Electronic
                                                        Engineering
           Hesser College..................    3/98     Business/     Bachelor/     NEASC        1,185            1,202
             Manchester, NH                             Healthcare/   Associate
                                                        IT/Criminal
                                                        Justice
           Hesser College..................    3/98     Business/     Bachelor/     NEASC          303              451
             Salem, NH                                  Healthcare/   Associate
                                                        IT/Criminal
                                                        Justice
           Hesser College..................    3/98     Business/     Bachelor/     NEASC          354              447
             Nashua, NH                                 Healthcare/   Associate
                                                        IT/Criminal
                                                        Justice
           Hesser College..................    3/98     Business/     Bachelor/     NEASC          407              412
             Portsmouth, NH                             Healthcare/   Associate
                                                        IT/Criminal
                                                        Justice                                -------          -------
                    TOTAL..................                                                      7,420           10,008
                                                                                               =======          =======

(1) The Company offers a variety of programs in addition to those listed in the chart at one or more of its schools, with the significant majority of such additional programs being offered at the Hesser Schools and the CHI Institute Schools. These programs include, among others (i) early childhood education, (ii) air conditioning, heating, and refrigeration technology
    (iii) social sciences, and (iv) hotel and restaurant management.

(2) In order for a school to grant associate or bachelor degrees, it must be accredited by the applicable accrediting agency and approved by the relevant state agency.

(3) Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), Accrediting Council for Independent Colleges and Schools ("ACICS"), Accrediting Bureau of Health Education Schools ("ABHES"), Southern Association of Colleges and Schools/Commission on Colleges ("SACS/COC") and New England Association of Schools and Colleges ("NEASC"). See "Licensing, Accreditation and Financial Aid Regulation."

(4) The Company determined that there was a substantial overlap in the Vista, California markets and combined its Vista school with the San Marcos school during the second quarter of fiscal 1998. The Vista and San Marcos schools were acquired at approximately the same time. The chart represents the combined operations of the schools at the date of the acquisition and at March 31, 1998.

(5) Degree granting status has been approved; however, programs have not yet been implemented.

(6) The Company determined that there was a substantial overlap in the Harrisonburg and Staunton, Virginia markets, and combined its Staunton school with the Harrisonburg school in fiscal 1997. The Harrisonburg and Staunton schools were both acquired at the same time. The chart above represents the combined operations of the schools at the date of the acquisition and at March 31, 1998.

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

         At March 31, 1998, the Company offered associate degree and diploma programs in the principal areas of healthcare, business, and information technology, and associate degree programs in fashion and design. The Hesser Schools also offer bachelor degrees in business and criminal justice. The healthcare programs are designed to prepare students for occupations associated with the medical and healthcare industry, such as nursing, medical and dental assistant, home-health aid, patient care provider, and medical and dental office manager. The business programs provide education in areas such as accounting, business management, information technology, secretarial skills, paralegal skills, and travel, and are designed to prepare students for entry level positions in such areas. The information technology programs provide computer skills which may include training in various specific applications, hardware and software integration, and computer repair, and are designed to provide students with entry level positions in such areas. Fashion, and design programs prepare students for positions associated with fashion merchandising, fashion design, and interior design, such as buyers, display directors, fashion coordinators, pattern makers, fashion designers, and interior designers. Tuition and fees vary depending on the program offered and the location of the school.

    The following table provides information at March 31, 1998 with respect to the programs offered by the Company's schools in each of the four principal fields described above:

                                                           DIPLOMA               DEGREE
                                                    ---------------------  --------------------
                                                                                                 TOTAL NO.
                                                      NO. OF     NO. OF     NO. OF     NO. OF       OF
                                   PROGRAM            SCHOOLS   STUDENTS    SCHOOLS   STUDENTS   STUDENTS
                           ------------------------ ---------- ----------  --------- ---------- ----------
                           Healthcare..............       18       3,833        12       1,116      4,949
                           Business................       11         546        10       1,677      2,223(1)
                           Information Technology..        2         500         6         291        791
                           Fashion and Design......       --          --         3         496        496
                           Other Programs..........        5         224         6       1,325      1,549(1)
                                                                  ------                ------     ------
                                 Company Total.....                5,103                 4,905     10,008
                                                                  ======                ======     ======


 (1) Includes 32 students enrolled in bachelor degree business programs and 36 in the bachelor degree criminal justice program.

    As of March 31, 1998, approximately 49.5%, 22.2%, 7.9% and 5.0% of students were enrolled in programs in the fields of healthcare, business, information technology, and fashion and design, respectively. All of the Company's programs are designed to prepare graduates to perform effectively in a variety of entry-level positions by providing the student with practical experience both in the classroom and, in the case of most programs in the healthcare and fashion and design fields, through the use of internships. The internships constitute a graded portion of the curricula and provide hands-on experience in the work place as well as a source of job opportunities. In addition, most of the Company's business programs provide for a significant amount of education in a simulated business environment with a view toward preparing the student for participation in actual business situations.

    The academic schedule of the Company's schools varies depending on the programs offered by the individual schools. Degree programs begin four times a year. Diploma programs begin every four to six weeks. Diploma courses are typically offered mornings, afternoons, and evenings, and, except in the Hesser Schools where the majority of associate degree students attend at night, degree programs are principally offered during day-time hours. The schools generally have classes operating year round and are generally open five days per week. The Company believes that its diversified curricula provide it with an extensive library of programs and experience in various fields enabling it to meet changing demands in the areas served by each of its schools and to expand offerings at each of the schools when justified by student and employer demand.

         Programs which lead to similar occupational outcomes have the same general content, however, modifications are made to conform each program to the requirements of the particular market as well as to state and accrediting regulations. In addition to courses directly related to a student's program of study, degree programs may also include general education courses such as English, Psychology or Mathematics. The programs in each field are reviewed periodically by the regional managers and the schools' executive directors in order to respond to changes in the job market and technology. Each school also has established advisory committees, comprised of local business executives and academics, to assist it in assessing and updating curricula and other aspects of the relevant programs.

TUITION AND FEES

    As of March 31, 1998, total tuition for completion (on a full-time basis) for the diploma programs offered by the Company's schools ranged from $3,200 to $13,770, for an associate degree program the tuition ranged from $5,300 to $22,560, and for the Company's bachelor degree program the tuition ranged from $17,520 to $31,960. In addition to these tuition amounts, students at the Company's schools typically must purchase textbooks and supplies as part of their educational programs.

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

         Each of the Company's schools employs a director of admissions who generally reports to the executive director. The director of admissions for each school is responsible for, among other things, coordinating the efforts of the school to recruit qualified students to the school. The director of admissions also determines recruiting policies and procedures and standards for hiring and training admissions representatives; however, such policies, procedures and standards are reviewed at the regional or national level.

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

ADMISSION AND RETENTION

    In order to apply for admission to any of the Company's programs, a candidate is required to have a high school diploma or recognized equivalent, or pass an admissions test specifically approved by the Department of Education.

    In an attempt to minimize student withdrawals prior to the completion of their program, each of the Company's schools provides staff and other resources to assist and advise its students regarding academic and financial matters, and employment. Each of the schools also provides tutoring, and encourages help sessions between individual students and instructors when students are experiencing academic difficulties. The Company is obligated to provide refunds to those students who withdraw from school prior to completion of the program based on formulas required by applicable accrediting agencies or by state and federal regulations. The refund formula in California, where the largest number of the Company's schools are located, provides for pro rata refunds based on the number of days a student is in attendance compared to the total number of days in the program. In other states, the Company is generally allowed to retain a greater percentage of tuition than that provided for by the California formula.

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

         As of March 31, 1998, since their respective acquisition by the Company, the Company's schools have graduated approximately 29,000 students, including 5,359 in fiscal 1998.

         Based on data obtained by the Company from its students and their employers, the Company believes that 77% of the students graduating from programs offered by the Company's schools (other than the Hesser Schools) during the prior two calendar years, who did not go on to further education, obtained employment in a field related to their program of study as of June 30 or earlier of the year following graduation. Hesser has not obtained similar data. However, based on limited student surveys conducted by the Hesser Schools, the Company believes that their placement rate is at least equal to the placement rate for the Company's other schools.

FACULTY

         Faculty members are hired locally in accordance with criteria established by the school, applicable accreditation organizations, and applicable state regulatory authorities. Members of a school's faculty are hired based on academic background, prior educational experience, and prior work experience. A significant portion of the Company's faculty were previously employed in fields related to their area of instruction. The Company believes that such faculty members provide a "real world" perspective to the students. At most of the Company's schools, instructors are supervised by the executive director and an academic dean. At the remaining schools, faculty members are supervised by lead instructors with respect to particular areas of instruction, subject to review by the executive director. As of March 31, 1998, the Company's schools employed approximately 409 full-time faculty members (defined as those faculty members spending at least 20 hours per week teaching classes at the Company's schools) and 424 part-time faculty members.

ADMINISTRATION AND EMPLOYEES

         Each of the Company's schools is managed by an executive director. Additionally, the staff of each school includes a director of placement, a financial aid administrator, and a director or assistant director of admissions. Twelve schools also employ a director of education. In the other schools, lead instructors are appointed to oversee instruction in their areas of expertise, subject to the overall supervision of the executive director. As of March 31, 1998, the Company had approximately 1,624 full and part-time employees, including 55 people employed at its home office in Roswell, Georgia and its regional offices in Tampa, Florida, San Diego, California, and Pittsburgh, Pennsylvania, and 833 full and part-time faculty members. It also employed 151 students under the Federal Work-Study program. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

         From its home office and regional offices, the Company provides each of its schools with financial aid services, oversees regulatory compliance, assists in the development and addition of programs to existing curricula, implements and supports management information systems, and provides accounting services and financial resources. The Company's regional offices each have a regional manager and staff who manage the individual executive directors and provide expertise in the area of operations, curriculum development, and sales and marketing. These centralized services relieve the local school management of tasks which the Company believes can be performed most efficiently and cost effectively by a centralized office. However, because of the Company's belief that each of the markets served by its schools is unique, and that by offering programs specifically targeted at each market it can maximize its long-term ability to enroll and place students in an appropriate outcome, local school management has the responsibility and authority to schedule the school's programs, hire its teachers, and originate new program development or propose the addition of programs from the existing curricula library.

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

TITLE IV STUDENT FINANCIAL ASSISTANCE PROGRAMS

         A substantial majority of the students attending the Company's schools finance all or a part of their education through grants or loans under Title IV Programs. Each of the Company's schools participates in Title IV Programs either as an individual institution or as an additional location of another school which is the main campus of the institution. Cash receipts from Title IV funding provide most of the Company's revenues (approximately 73% of cash receipts in fiscal 1998). The maximum amount of a student's available Title IV program assistance is generally based on the student's financial need. The Company determines a student's financial need based on the national standard need analysis system established by the HEA. If there is a difference between the amount of Title IV program funding a student is entitled to receive (combined with other outside assistance) and the student's tuition, the student is responsible for the difference.

         Students at the Company's schools participate in the following Title IV
Programs:

Pell and FSEOG Grants

         The Federal Pell Grant Program provides for grants to help financially needy undergraduate students meet the costs of their postsecondary education. The amount of an eligible student's Pell grant award currently ranges from $400 to $2,700 annually, depending on the student's financial need, as determined by a formula set by the HEA and the Regulations. The HEA guarantees that all of the eligible students at a school receive Pell grants in the amounts to which they are entitled. In fiscal 1998, Pell grants to students represented approximately $13,161,000, or 22.1%, of the Company's net revenues.

         The Federal Supplemental Educational Opportunity Grant ("FSEOG") program provides for awards to exceptionally needy undergraduate students. The amount of an FSEOG award currently ranges from $100 to $4,000, depending on the student's financial need and the availability of funds. The availability of federal funding for FSEOG awards is restricted. The Company, or another outside source, is required to make a 25% matching contribution for FSEOG program funds it disburses. FSEOG awards made to the Company's students (net of matching contributions) amounted to approximately $1,110,300 and represented approximately 1.9% of the Company's net revenues in fiscal 1998.

Federal Family Education Loans and Federal Direct Student Loans

         The Federal Family Education Loan ("FFEL") programs include the Federal Stafford Loan Program ("Stafford Loan"), and the Federal PLUS Program ("PLUS") pursuant to which private lenders make loans to enable a student or his or her parents to pay the cost of attendance at a postsecondary school.

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

         By the end of fiscal 1998, all of the Company's existing schools except Hesser College participated in the FDSLP program and in fiscal 1999, all of its existing schools will participate exclusively in such programs. FDSLP and FFEL Stafford loans amounted to approximately $30,927,000 million, or approximately 51.8% of the Company's net revenues, in fiscal 1998.

PLUS Loan Program

         Parents of dependent students may receive loans under the FFEL PLUS Program or the FDSLP PLUS Program on an academic year basis. The maximum amount of any PLUS loan is the total cost of a student's education for each relevant academic year less other financial aid received by the student attributable to such year. PLUS loans carry a maximum interest rate of 9%. These loans are repayable commencing 60 days following the last disbursement made with respect to the relevant academic year, with flexible payment schedules over a 10 year period. The FFEL PLUS loans are made by lending institutions and guaranteed by the federal government. The FDSLP PLUS Program provides PLUS loans by the federal government on the same general terms as the FFEL PLUS loans. FDSLP PLUS loans and FFEL PLUS loans amounted to approximately $4,703,000, or approximately 7.9% of the Company's net revenues, in fiscal 1998.

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

         In fiscal 1998, three of the Company's institutions liquidated their Perkins programs and no longer participate. An institution will not receive continued federal funding for Perkins loans if the institution's Cohort Default Rate for Perkins loans exceeds 30%. The Company's institution located in Atlanta, Georgia receiving Perkins loan funding had a cohort default rate in excess of 30% in the last fiscal year and is therefore ineligible to receive additional funds from the government for the subsequent fiscal year. This institution will, however, remain able to make Perkins loans to students through funds repaid by previous borrowers. Perkins loans amounted to approximately $116,000 (or approximately 0.2%) of the Company's net revenues, in fiscal 1998.

Federal Work-Study

         Pursuant to the Federal Work-Study ("FWS") program, federal funds are made available to provide part-time employment to eligible students based on financial need. The Company's schools provide a limited number of on-campus and off-campus jobs to eligible students participating in the FWS program. During the 1997-98 award year, the Company's schools employed less than 300 students pursuant to this program. The Company, or another outside source, is required to pay 25% of the gross earnings for each participant in the FWS program.

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

          Generally, an institution is considered separately for compliance with the regulators. Including the Fiscal 1998 Acquisitions, 20 of the Company's 24 schools are main campuses.

         An institution's certification of eligibility to participate in the Title IV Programs generally continues for four years. An institution must apply for a renewal of its certification prior to its expiration, and must demonstrate compliance with the eligibility requirements in its application.

         Under certain circumstances, the Department of Education may provisionally certify an institution to participate in Title IV programs. Provisional certification may be imposed, when an institution is reapplying for certification or when an institution undergoes a change of ownership resulting in a change in control, or at the discretion of the Secretary of Education, if the institution (i) does not satisfy all the financial responsibility standards,
(ii) has a Cohort Default Rate of 25% or more in any single fiscal year of the three most recent federal fiscal years for which data is available, and (iii) under other circumstances determined by the Secretary of Education. Provisional certification may last no longer than three years. Provisional certification differs from certification in that a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education as is afforded to a fully certified institution faced with termination, suspension, or limitation of eligibility prior to expiration of its certification. Additionally, the Department of Education may impose additional conditions on a provisionally certified institution's eligibility to continue participating in the Title IV Programs.

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

         An institution whose Cohort Default Rate exceeds 40% for any single federal fiscal year may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If the Department of Education elects to take such action due to a single-year Cohort Default Rate in excess of the regulatory level, it must afford the institution a hearing before an independent Department of Education hearing officer and an opportunity to appeal any decision to the Secretary of Education before the limitation, suspension, or termination may take effect. None of the Company's institutions has, or has had, a Cohort Default Rate in excess of 40% in the three most recent years.

    An institution whose Cohort Default Rate is 25% or more for the three most recent federal fiscal years for which data is available is subject to immediate loss of eligibility to participate in Title IV student loan programs, subject to an appeal of the determination, which appeal only can be based on the

Department of Education having relied on erroneous data in calculating the Cohort Default Rate, the inadequacy of the servicing of the loans by the lender or loan servicer, or the existence of certain exceptional mitigating circumstances. The loss of eligibility lasts for the duration of the fiscal year in which the determination of ineligibility is made, plus the two succeeding fiscal years. However, an institution remains eligible for Title IV student loan programs while the appeal is pending.

    None of the Company's institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1995. Additionally, based on preliminary data released by the Department of Education in May 1998, none of the Company's institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1996. Accordingly, the Company believes that none of the institutions is currently vulnerable to termination from Title IV eligibility based on three consecutive years of excess default rates. However, the Company's institution located in Omaha, Nebraska had a Cohort Default Rate of 25% or more for federal fiscal 1995, and, based on preliminary data, for federal fiscal 1996 (32.1% and 26.0%, respectively). The Omaha, Nebraska institution had a Cohort Default Rate of 17.3% in federal fiscal 1994 and is not vulnerable to termination of Title IV student loan program eligibility unless its rate for the federal fiscal year ended September 30, 1997 is 25% or greater. Preliminary data for such federal fiscal year is not expected to be available until 1999. The Company has plans to challenge the Omaha, Nebraska preliminary Cohort Default Rate with the Department of Education based upon what it believes to be erroneous data. The Company's other institutions would have to have Cohort Default Rates of 25% or more for consecutive three year periods ending September 30, 1999 and thereafter in order to become vulnerable to termination of Title IV student loan program eligibility.

The 85/15 Rule

         The "85/15" rule, which applies to for-profit institutions such as the schools owned and operated by the Company, became applicable to the Company's schools beginning with the fiscal year ending March 31, 1996. It requires that no more than 85% of the school's applicable cash receipts may be derived from Title IV Programs. A school whose annual certified financial statement or Title IV compliance audit report to the Department of Education does not reflect compliance with the 85/15 rule is subject to immediate termination of its Title IV eligibility. The Company believes that each of its schools was in compliance with the 85/15 rule with respect to fiscal years 1994 through 1998, and has taken steps to help ensure on-going compliance with the 85/15 Rule.

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

Financial Responsibility Requirements

         The HEA and the Regulations prescribe specific standards of financial responsibility which the Department of Education must consider with respect to qualification for participation in the Title IV Programs ("Financial Responsibility Standards"). These standards are generally applied on an individual institutional basis. However, there can be no assurance that the Department of Education will not apply such standards on a consolidated basis. If the Department of Education determines that any of the Company's institutions fails to satisfy the Financial Responsibility Standards, the Department may require that such institution post an irrevocable letter of credit (a "Financial Responsibility Bond") in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete fiscal year for which figures are available or, in the Department of Education's discretion, require some other less onerous demonstration of financial responsibility (a "Demonstration of Financial Responsibility"). One-half of Title IV funds received by the Company's individual schools in the most recent fiscal year ranged from approximately $359,000 to $4,964,000, and one-half of the total Title IV funds received by all the Company's institutions in the most recent fiscal year was $39,173,000. Pursuant to the Regulations, the Company submits annual audited consolidated financial statements and unaudited consolidating financial statements to the Department of Education.

    Among the principal Financial Responsibility Standards which an institution currently must satisfy are: (i) an "acid test" ratio (defined as the ratio of the total of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of the most recent fiscal year, (ii) a positive tangible net worth, as defined by the applicable Regulations, at the end of the most recent fiscal year (the "Tangible Net Worth Standard") and (iii) net operating results for the two most recent fiscal years, excluding extraordinary losses or losses from discontinued operations, which do not show an aggregate net loss in excess of 10% of tangible net worth from that at the beginning of the two year period (the "Net Operating Results Test"). Except for the Company's schools located in Roanoke, Virginia (the "Roanoke School") and Harrisonburg, Virginia (the "Harrisonburg School") which did not meet the Net Operating Results Test for fiscal 1998 on an individual basis, the Company, on a consolidated basis, and each of the institutions on an individual basis, were in compliance with all of the Financial Responsibility Standards for fiscal 1998.

    The Roanoke and Harrisonburg Schools accounted for 2.1% and 1.5% respectively of the Company's total net revenues in fiscal 1998. Their failure to comply with the Net Operating Results Test may result in the Department of Education requiring the posting of a Financial Responsibility Bond, although no such bond was required as a result of the Roanoke School's non-compliance in fiscal 1997, or otherwise request a Demonstration of Financial Responsibility. Based on fiscal 1998 Title IV funding for the Roanoke and Harrisonburg Schools, the maximum amount of such bond would be $500,000 and $359,000, respectively, which would be funded from the Company's bank facility.

    The Company had a positive tangible net worth on a consolidated basis of $3,177,701 at March 31, 1998, and $16,666,964 at March 31, 1997. The decline in positive tangible net worth from fiscal 1997 to fiscal 1998 is attributable to the increase in goodwill resulting from the Fiscal 1998 Acquisitions. The positive tangible net worth at March 31, 1997 was primarily the result of the receipt of the net proceeds of the IPO. The Company had a negative tangible net worth on a consolidated basis for each of the Company's three fiscal years ending March 31, 1996, 1995 and 1994, primarily because a large portion of the Company's assets consists of goodwill and other intangibles related to school acquisitions. None of the Company's institutions had a negative tangible net worth on an individual school basis as of March 31, 1998. The Company has filed audited consolidated financial statements with the Department of Education for each of the last three fiscal years in the period ended March 31, 1997, along with unaudited consolidating statements. There also can be no assurance that the Company's acquisition program will not again result in the Company having a negative tangible net worth, and, no assurance can be given that the Department of Education may not make a request for the Company to post a Financial Responsibility Bond in such circumstances or otherwise make a request for a Demonstration of Financial Responsibility based on its consolidated negative tangible net worth. If such a request were to be made, there is no assurance that the Company (i) would be successful in persuading the Department of Education or a court that such a request is contrary to law, (ii) could secure the funds to post the Financial Responsibility Bond which the Department of Education may request, or (iii) that the Company would be successful in negotiating a more favorable Demonstration of Financial

Responsibility. If the Company were unable to post a Financial Responsibility Bond or make a satisfactory Demonstration of Financial Responsibility, it could become ineligible to receive Title IV funding in some or all of its schools. Ineligibility for Title IV funding would have an immediate material adverse effect on the Company's operations.

    Other than the Roanoke and Harrisonburg Schools, none of the Company's schools had operating losses in fiscal 1997 or fiscal 1998 which, in the aggregate, exceeded 10% of the tangible net worth at the beginning of the period. Therefore, only the Roanoke and Harrisonburg Schools, which represented 2.1% and 1.5%, respectively, of the Company's total net revenues for the year ended March 31, 1998, is in violation of the Financial Responsibility Standard relating to operating losses for the year ended March 31, 1998.

    In November 1997, the Department of Education published new regulations regarding financial responsibility which are effective on July 1, 1998. The new regulations will apply to the Company's fiscal years commencing April 1, 1999 and thereafter. The regulations provide a transition year alternative which will permit the Company to have its institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the current regulations, whichever are more favorable. The new standards replace the Acid Test Ratio, the Tangible Net Worth Standard and the Net Operating Results Test with three different ratios: an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures an institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures an institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Programs for a maximum period of three (3) years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on the Company's interpretation of the application of these new standards to the Company's financial statements for the fiscal year ended March 31, 1998, the Company's calculations result in a composite score of 1.4 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5.

    Regulatory Compliance Generally. The HEA and the Regulations impose numerous general and program specific requirements with which institutions participating in the Title IV Programs must comply, including but not limited to requirements in the areas of institutional eligibility to participate in Title IV Programs; student eligibility to receive Title IV funds; administrative capability; financial responsibility; and the packaging, disbursement, and management of Title IV funds. The Department of Education monitors institutional compliance with the Title IV through annual financial statements and audits of institutional compliance with Title IV requirements, both of which must be prepared by an independent auditor and timely submitted to the Department of Education. The Department of Education also periodically monitors compliance through on-site program reviews and through on-site audits conducted by the Office of Inspector General, U.S. Department of Education.

    An institution's failure to comply with any of the Title IV requirements in the HEA and the Regulations could result in adverse action by the Department of Education against the institution, including the limitation, suspension or termination of an institution's Title IV eligibility; the imposition of fines; and/or the imposition of liabilities by the Department of Education upon the institution. The HEA and the Regulations provide the institution with the right to appeal any such action to an administrative hearing official and to the Secretary of Education. The Department of Education could also transfer the institution from the advance system of payment to the reimbursement method of payment whereby institutions must demonstrate to the Department that each student to receive Title IV funds meets all applicable Title IV requirements and that the amount to be received is correctly calculated as a precondition to the Department paying an institution for the disbursement of Title IV funds to its students.

ITEM 2.  PROPERTIES

         All of the Company's facilities are leased by the Company, except for the facilities in Dayton, Ohio, Lincoln, Nebraska, Omaha, Nebraska, and Manchester, New Hampshire which are owned by the Company. The table below sets forth certain information regarding these facilities as of March 31, 1998.

                                                                                             APPROXIMATE
                                          OFFICE/SCHOOL                     LOCATION       SQUARE FOOTAGE
                           -----------------------------------------  -------------------  --------------
                           Home Office..............................  Roswell, GA                 8,850
                           Western Region Office....................  San Diego, CA               2,001
                           Eastern Region Office....................  Tampa, FL                   1,581
                           WESTERN REGION SCHOOLS
                           Andon College............................  Modesto, CA                12,952
                           Andon College............................  Stockton, CA               13,241
                           California Academy of Merchandising,
                             Art, and Design........................  Sacramento, CA              6,232
                           Lincoln School of Commerce...............  Lincoln, NE                58,490(1)
                           Long Medical Institute...................  Phoenix, AZ                11,423
                           Maric College of Medical Careers.........  San Diego, CA              39,092
                           Maric College of Medical Careers.........  Vista, CA                  14,597
                           Modern Technology School of X-Ray........  North Hollywood, CA        17,153
                           Nebraska College of Business.............  Omaha, NE                  19,035
                           EASTERN REGION SCHOOLS
                           Bauder College...........................  Atlanta, GA                27,187
                           Career Centers of Texas..................  El Paso, TX                10,357
                           CHI Institute............................  Southampton, PA            43,000
                           CHI Institute............................  Broomall, PA               50,000
                           Dominion Business School.................  Harrisonburg, VA            9,403
                           Dominion Business School.................  Roanoke, VA                11,077
                           Hagerstown Business College..............  Hagerstown, MD             23,682
                           ICM School of Business...................  Pittsburgh, PA             47,833
                           Ohio Institute of Photography and
                             Technology(2)..........................  Dayton, OH                 24,200
                           San Antonio College of Medical and Dental
                             Assistants.............................  San Antonio, TX            21,605
                           San Antonio College of Medical and Dental
                             Assistants.............................  McAllen, TX                14,900
                           HESSER COLLEGE DIVISION
                           Hesser College...........................  Manchester, NH            136,000(1)
                           Hesser College...........................  Nashua, NH                 17,905
                           Hesser College...........................  Salem, NH                  12,000
                           Hesser College...........................  Portsmouth, NH              9,150

(1) Total square footage includes dormitory facilities at these locations.

(2) The Dayton, Ohio facility was purchased in connection with the acquisition of the school in fiscal 1994. It is owned subject to a mortgage with an aggregate principal amount outstanding of $595,076 at March 31, 1998.

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

SOUTHAMPTON PROCEEDINGS

    Prior to the CHI Institute Acquisition by the Company, a jury verdict in the amount of $102,000 was entered against the acquired company in an action filed in the United States District Court for the Eastern District of Pennsylvania. The action was based on alleged mental distress suffered by a former student as a result of conduct of her fellow students and employees of CHI Institute's Southampton location. The verdict has been appealed and is under consideration. The Plaintiff subsequently filed a separate action in the Federal Court seeking an award of attorneys' fees and costs of approximately $130,000. The Company intends to pursue the appeal as well as vigorously defend against any subsequent awards to Plaintiff of attorneys' fees and costs. Should the appeal not be successful and should Plaintiff prevail in her action for fees and costs, the Company will be liable for payment of the total judgment amount plus Plaintiff's accrued fees and costs pursuant to the terms of the acquisition.

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

                                                         COMMON STOCK
QUARTERLY PERIOD ENDED                                HIGH          LOW
Quarter ended June 30, 1997                          $ 11.25       $ 7.75
Quarter ended September 30, 1997                        9.13         6.00
Quarter ended December 31, 1997                         9.25         6.50
Quarter ended March 31, 1998                           11.63         8.00

 As of June 26, 1998, there were approximately 94 holders of record of the Company's Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

                                 DIVIDEND POLICY

No dividends have been declared or paid on the Common Stock since the Company's inception. The Company anticipates that it will not pay dividends on the Common Stock in the foreseeable future and that it will retain its earnings to finance future growth. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors and applicable corporation law. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on the Company's financial condition and other factors the Company's Board of Directors may in the future consider to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial and other operating data for the Company. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed as part of this Form 10-K. All periods have been restated to reflect the pooling of interests of the Nebraska Acquisition. The financial information for the Company's fiscal years ended March 31, 1995 and 1994 includes the results of the Nebraska Schools' fiscal years ended December 31, 1994 and 1993, respectively. The results of the Company's fiscal years ended March 31, 1997 and 1996 reflect a conformed year-end for the Nebraska Schools.

                                                            YEAR ENDED MARCH 31.
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
                                           --------    --------   ---------    -------    --------
                                             1998        1997        1996        1995       1994
                                           --------    --------   ---------    -------    --------
STATEMENT OF OPERATIONS DATA:
  Net revenues ..........................  $59,676     $49,450     $43,347     $37,080     $32,231
  School operating costs:
    Cost of education and
     facilities .........................   27,087      23,151      19,651      17,488      14,944
    Selling and promotional
     expenses ...........................    8,644       7,531       6,534       6,216       4,985
    General and administrative
     expenses ...........................   16,576      14,042      12,369      10,826      10,022
    Amortization of goodwill and
     intangibles ........................    1,285         886         883       1,255       1,235
  Other expenses(1) :
   Merger costs .........................       --         391          --          --          --
   Legal defense and settlement
    costs ...............................       --          --       1,115          --          --
   Loss on closure or relocation of
    schools .............................       --         144          50         600       1,126
   Impairment of goodwill and
    intangibles .........................       --          --         764         176          --
                                           -------     -------     -------     -------     -------
  Income (loss) from operations .........    6,084       3,305       1,981         519         (81)
  Interest expense (income), net ........     (253)        284         822         935         809
                                           -------     -------     -------     -------     -------
  Income (loss) before income taxes and
    extraordinary item ..................    6,337       3,021       1,159        (416)       (890)
  Provision (benefit) for income taxes ..    2,485        (845)        632          28        (170)
                                           -------     -------     -------     -------     -------
  Income (loss) before extraordinary item    3,852       3,866         527        (444)       (720)
  Extraordinary item ....................       --         309          --          --          --
                                           -------     -------     -------     -------     -------
  Net income (loss) .....................  $ 3,852     $ 3,557     $   527     $  (444)    $  (720)
                                           =======     =======     =======     =======     =======

PRO FORMA INCOME TAX DATA: (2)
    Income (loss) before income taxes
         and extraordinary item .........              $ 3,021     $ 1,159     $  (416)    $  (890)
    Provision for income taxes ..........                  409         487          97         173
                                                       -------     -------     -------     -------
    Income (loss) before extraordinary
         item ...........................                2,612         672        (513)     (1,063)
    Extraordinary item, net of income
         taxes ..........................                  309          --          --          --
                                                       =======     =======     =======     =======
    Pro forma net income (loss) .........              $ 2,303     $   672     $  (513)    $(1,063)
                                                       =======     =======     =======     =======

PER SHARE DATA (3)
Basic:
   Net income (loss) before
         extraordinary item .............  $  0.52     $  0.58     $  0.28     $ (0.22)    $ (0.45)
   Net income (loss) ....................  $  0.52     $  0.51     $  0.28     $ (0.22)    $ (0.45)
Diluted:
   Net income (loss) before
         extraordinary item .............  $  0.51     $  0.41     $  0.13     $ (0.22)    $ (0.45)
   Net income (loss) ....................  $  0.51     $  0.36     $  0.13     $ (0.22)    $ (0.45)

Weighted average number of shares (in thousands)
   Basic ................................    7,382       4,484       2,371       2,371       2,371
   Diluted...............................    7,612       6,447       5,182       2,371       2,371

                                                                    YEAR ENDED MARCH 31,
                                                ---------------------------------------------------------
                                                  1998        1997         1996       1995         1994
                                                -------     --------     -------    --------     --------
OTHER OPERATING DATA:
Number of schools at end of period (4) ......       24           19           16         16          16
Number of students at end of period .........   10,008        5,993        4,954      4,695       4,026
Number of new student starts during
   period ...................................    8,410        7,358        6,706      6,297       5.504
Monthly withdrawal rate during
   period(5) ................................      3.6%         4.2%         4.1%       4.3%        4.8%


                                                                        MARCH 31,
                                                ---------------------------------------------------------
                                                 1998         1997         1996       1995         1994
                                                -------     --------     -------    --------     --------
                                                                 (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                      $21,446      $14,048       $3,209     $2,733      $2,737
Total current assets                            32,468       21,800        8,375      8,125       7,364
Total assets                                    81,298       42,073       20,986     21,867      21,047
Notes payable and long term debt,
including current portion                       31,947        6,129        7,755      8,974       7,688
Total liabilities                               45,626       13,873       14,717     15,271      13,251
Total stockholders' equity                      35,672       28,200        6,269      6,596       7,796

(1) Other expenses consist of (i) charges in fiscal 1996 of $1,115 for the settlement of the class action lawsuit, $50 for the cost of relocating a school, and $764 for the impairment of goodwill and other intangible assets; and (ii) charges in fiscal 1997 of $144 for the consolidation of two schools in Virginia and two schools in California and $391 in merger expenses related to the Nebraska Acquisition.
(2) The corporation which owned the two Nebraska Schools acquired by the Company in the fourth quarter of fiscal 1996 and its predecessor were treated as a Subchapter S-Corporation and a partnership, respectively, under relevant provisions of the Internal Revenue Code. Accordingly, income taxes were the responsibility of the S-Corporation's stockholders and the partnership's partners. For informational purposes, the selected consolidated financial data for the four years ended March 31, 1997 include a pro forma presentation that includes a provision for income taxes as if the merging entity had operated as a C-Corporation and was combined with the Company for those periods. Such pro forma calculations were based on the income tax laws and rates in effect during those periods and Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. See Notes 2 and 10 to the Company's Consolidated Financial Statements.
(3) All earnings per share data have been calculated using SFAS 128 and SAB 98. Amounts for periods prior to April 1, 1997 are based on the pro forma results described in (2) above.
(4) Two schools in Virginia were combined in fiscal 1997; two schools located in Vista, CA were combined in fiscal 1998.
(5) Represents the percentage calculated by dividing (i) the number of students who withdrew from the Company's schools in the period by (ii) the sum of the number of students at each month-end in the period and the number of students who withdrew in the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

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

GENERAL

    The Company owns and operates 24 schools in ten states which together provides diversified career oriented postsecondary education to over 10,000 students. The Company derives its revenue almost entirely from tuition, fees, and charges paid by, or on behalf of, its students. Most students at the Company's schools rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. During fiscal 1998, approximately 73% of the Company's cash receipts were indirectly derived from Title IV Programs. Cash receipts represented approximately 96% of the Company's net revenues in fiscal 1998.

    The Company's revenue varies based on the aggregate student population, which is influenced by the number of students attending the Company's schools at the beginning of a fiscal period; by the number of new students entering the Company's schools during such period; and by student retention rates. New students enter the Company's schools' degree granting programs four times a year and diploma courses every four to six weeks. The Company believes that the size of its student population is affected to some extent by general economic conditions, and that, in the absence of countervailing factors, student enrollments and retention rates would tend to increase as opportunities for immediate employment for high school graduates decline and decrease as such opportunities increase. The purchase of new Company schools and the introduction of additional program offerings at existing Company schools have been significant factors in increasing the aggregate student population in recent years.

    In the fiscal year ended March 31, 1998, the Company derived approximately 89% of its net revenues from tuition. The Company recognizes tuition revenue on each student contract as earned on a pro rata monthly basis over the term of the contract. Refunds are due if a student withdraws from school prior to completion of the program and are computed using methods required by accrediting agencies or state and federal regulations. As of the time of withdrawal, the total earnings on the contract mandated by the applicable formula are compared to the revenue previously recognized by the Company. This comparison can result in either an increase or decrease in final revenue recognition, which for accounting purposes is recorded at the time of the applicable student's withdrawal. Historically, these net adjustments have not been material. Other educational revenue is comprised of fees and textbook sales.

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

    Since its inception, the Company has pursued a strategy of growth through acquisition. All of the Company's schools have been acquired. Except in the case of a pooling of interests, the Company records as goodwill and other intangible assets the difference between the purchase price of a school and the fair value of its tangible net assets. Since inception, the Company has allocated approximately $43,000 of the purchase prices of acquired schools to goodwill and other intangible assets. Goodwill is amortized over fifteen to forty years. Other intangible assets are amortized over two to fifteen years. The Company also frequently enters into non-competition agreements with the owners or employees of the schools it acquires and generally records the cost of such non-competition agreements as intangible assets which are amortized over their respective lives which range from two to ten years. Effective July 1993, such amortization is tax deductible; however, amortization related to acquisitions consummated prior to that date is only partially tax deductible on a current basis.

VARIATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth unaudited quarterly financial data for each of the eight fiscal quarters in the two years ended March 31, 1998 and such data expressed as a percentage of the Company's totals with respect to such information for the applicable fiscal year. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                      FISCAL YEAR ENDED MARCH 31, 1998            FISCAL YEAR ENDED MARCH 31, 1997
                                     ----------------------------------         ------------------------------------
                                     1ST QTR  2ND QTR  3RD QTR  4TH QTR         1ST QTR   2ND QTR   3RD QTR  4TH QTR
                                     -------  -------  -------  -------         -------   -------   -------  -------
                                                                 (DOLLARS IN THOUSANDS)
NET REVENUES ......................  $12,909  $13,740  $14,820  $18,207         $10,401   $12,039   $13,324  $13,686
Percentage of fiscal year total ...     21.6%    23.0%    24.9%    30.5%           21.0%     24.3%     26.9%    27.8%
INCOME FROM OPERATIONS BEFORE OTHER
  EXPENSES ........................  $   265   $  896  $ 2,092  $ 2,831         $   327   $ 1,122   $ 1,404  $   987
Percentage of fiscal year total ...      4.4%    14.7%    34.4%    46.5%            8.5%     29.2%     36.6%    25.7%

    The Company's quarterly net revenues have fluctuated in the past and may fluctuate significantly in the future as a result of a number of factors, principally due to the number and timing of new students enrolling in the Company's programs. New enrollments in the Company's schools tend to be higher in the third and fourth fiscal quarters because the third and fourth quarters cover periods traditionally associated with the beginning of school semesters. The Company believes it has been less affected by this seasonal pattern than many other educational institutions because it permits students to enroll in and begin programs in any month of the year at most of its schools. In addition, the impact of seasonality in new enrollments on results of operations has been moderated to some extent by growth in the number of students attending programs and the varying lengths of those programs. However, the Company believes its Fiscal 1998 Acquisitions will further increase this seasonality because many of the longer programs offered at these schools do not allow for monthly start dates. Furthermore, enrollment patterns in the Hesser Schools have historically caused them to operate at a loss during the first and second fiscal quarters based on low student populations during these periods and relatively fixed operating expenses. In addition, other factors affecting quarterly net revenues include student withdrawals, the termination of programs, the introduction of new programs, the upgrading or lengthening of programs, changes in tuition rates (including changes in response to pricing actions by competitors), changes in government-supported financial aid programs, modification of applicable government regulations or interpretations, and regulatory audits or other actions by regulatory authorities. The Company has not experienced any material resistance to raising its tuition rates in the past and, based on such prior experience, anticipates that tuition increases will keep pace with inflation in the foreseeable future. Since certain of the Company's expenses do not vary with student enrollment, quarterly variations in net revenues are amplified at the income from operations level.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated.

                                                     YEAR ENDED MARCH 31,
                                                     --------------------
                                                   1998       1997     1996
                                                ---------  --------- ---------
Net revenues..................................    100.0%     100.0%    100.0%
School operating costs:
  Cost of education and facilities............     45.4       46.8      45.4
  Selling and promotional.....................     14.4       15.2      15.1
  General and administrative expenses.........     27.8       28.4      28.5
Amortization of goodwill and intangibles......      2.2        1.8       2.0
                                                  -----      -----     -----
Income before other expenses..................     10.2        7.8       9.0
Other expenses................................       --        1.1       4.4
                                                  -----      -----       ---
Income from operations........................     10.2        6.7       4.6
Interest (income) expense, net................     (0.4)       0.6       1.9
                                                  -----      -----     -----
Income before income taxes and
  extraordinary item..........................     10.6        6.1       2.7
Provision (benefit) for income taxes..........      4.2       (1.7)      1.5
                                                  -----      -----     -----
Income before extraordinary item..............      6.4        7.8       1.2
Extraordinary item............................       --        0.6        --
                                                  -----      -----     -----
  Net income..................................      6.4%       7.2%      1.2%
                                                  =====      =====     =====
Pro forma income tax data:
  Income before income taxes and
     extraordinary item.......................                 6.1%      2.7%
  Provision for income taxes..................                 0.8       1.1
                                                             -----    ------
  Income before extraordinary item............                 5.3       1.6
  Extraordinary item..........................                 0.6        --
                                                             -----    ------
  Pro forma net income........................                 4.7%      1.6%
                                                             =====    ======

YEAR ENDED MARCH 31, 1998 COMPARED WITH YEAR ENDED MARCH 31, 1997

    Net Revenues. Net revenue increased by $10,226, or 20.7%, to $59,676 for the year ended March 31, 1998 from $49,450 for the year ended March 31, 1997. Revenue growth was primarily attributable to (i) an increase in students at the Texas, Maryland and Nebraska schools which were acquired in September 1996, December 1996, and March 1997, respectively and (ii) the purchase of the CHI Institute Schools in February 1998 and the Hesser College Schools in March 1998 which contributed a combined $3,128 in net revenues. The number of new student starts at the Company's schools (including those acquired in the Fiscal 1998 Acquisitions) during the year ended March 31, 1998 increased to 8,410 from 7,358 for the corresponding twelve months of the prior year, a 14.3% increase. Although the San Diego area schools experienced a decline in new student starts of 11.0% from 1,944 for the prior year compared to 1,730 for the current year, this is principally the result of the Company's decision to consolidate the number of schools in the San Diego area from three to two. All other schools recorded a combined increase of 23.4% in new student starts, with overall student population largely offsetting the decline discussed above. As of March 31, 1998, the number of students in attendance increased 8.1% compared to the prior year end for the Company's "same schools," defined as all schools except for the Fiscal 1998 Acquisitions. The monthly student withdrawal rate decreased to 3.6% compared to a 4.2% rate experienced by the Company during the prior year, due in part to the Company's "Retention Program" in each of the schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students as well as counseling in the event a decision to withdraw is made by the student.

    Cost of Education and Facilities. Cost of education and facilities increased by $3,936, or 17.0%, to $27,087 for the year ended March 31, 1998 from $23,151 for the year ended March 31, 1997, principally as a result of facility expansions, the addition of the Texas and Maryland schools in fiscal 1997, and the CHI Institute Schools and Hesser Schools in fiscal 1998, and costs related to the increased enrollments in the Nebraska Schools. The cost of education and facilities as a percentage of net revenue was 45.4% in 1998 compared with 46.8% in 1997.

    Selling and Promotional. Selling and promotional expenses increased by $1,113, or 14.8%, to $8,644 for the year ended March 31, 1998 from $7,531 for the year ended March 31, 1997, principally as a result of the addition of the Texas, Maryland, CHI Institute and Hesser schools. Selling and promotional expenses as a percentage of net revenue were 14.4% in 1998 and 15.2% in 1997.

    General and Administrative. General and administrative expenses increased by $2,534, or 18.0%, to $16,576 for the year ended March 31, 1998 from $14,042 for the year ended March 31, 1997. General and administrative expenses as a percentage of net revenue decreased to 27.8% in 1998 compared to 28.4% in 1997 as a result of the Company's ability to serve a greater student population without a corresponding increase in costs, and reduced bad debt expense.

    Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased by $399, or 45.0%, to $1,285 for the year ended March 31, 1998 from $886 for the year ended March 31,

1997. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the Texas and Maryland schools.

    Other Expenses. Other expenses in fiscal 1997 consisted of a charge of $391 for merger costs associated with the Nebraska Acquisition and $144 for the consolidation of two Virginia schools and two California schools.

    Interest Income, Net. Net interest income increased by $537 to $253 of interest income for the year ended March 31, 1998 from net interest expense of $284 for the year ended March 31, 1997. The change was principally a result of lower debt levels and increased interest income during the year ended March 31, 1998 due to the investment of a portion of the proceeds of the Company's IPO on October 28, 1996.

    Extraordinary Item. Extraordinary item consisted of a one time charge in fiscal 1997 of $309 after tax to write off unamortized deferred debt issuance costs and unamortized debt discount for early payoff of subordinated debt from the proceeds of the Company's IPO.

    Income Taxes. Income taxes increased by $3,330 to $2,485 for the year ended March 31, 1998 from an income tax benefit of $845 for the year ended March 31, 1997 due to the 1997 recognition of a benefit from establishing deferred tax assets when the Nebraska Acquisition terminated its status as a Subchapter S-Corporation, and the 1997 elimination of the deferred tax asset valuation allowance of $1,320 due to the Company's profitable operations in fiscal 1997 and the acquisition of other historically profitable schools. Pro forma income tax expense of $409 in fiscal 1997 reflects the taxation of the corporation acquired by merger in the Nebraska Acquisition as a C-Corporation filing a consolidated return with the Company for all periods and other differences arising from the application of the liability method of accounting for income taxes. The Company's effective tax rate for fiscal 1998 was 39.2%.

    Net Income. Net income increased to $3,852, or 8.3%, for the year ended March 31, 1998 from net income of $3,557 for the year ended March 31, 1997. The increase is primarily a result of an 84.1% increase in income from operations and increased net interest income, partially offset by an increased effective tax rate for the year ended March 31, 1998. See "Income Taxes" above for a discussion of income tax adjustments related to the Nebraska Acquisition resulting in pro forma net income of $2,303 for the year ended March 31, 1997.

YEAR ENDED MARCH 31, 1997 COMPARED WITH YEAR ENDED MARCH 31, 1996

    Net Revenues. Net revenues increased by $6,103, or 14.1%, to $49,450 for the year ended March 31, 1997 from $43,347 for the year ended March 31, 1996. Factors contributing to revenue growth included an increase in the number of students attending the Company's schools and an approximate 4% increase in tuition rates during fiscal 1997. The number of new student starts at the Company's schools during the year increased to 7,358 in fiscal 1997 from 6,706 in fiscal 1996, a 9.7% increase. The Company's three San Diego area schools experienced a decline in new student starts to 1,944 for the current year as compared to 2,178 for the prior year, principally in its medical assistant and medical administration programs. The Company believes the decline in new student starts was attributable to several factors in the San Diego area, including a shift in employer requirements for medical assistants, a continued decline in military personnel, and an increase in employment opportunities. The Company believes that these factors may continue to adversely impact the Company's operations in the San Diego area. The Texas and Maryland schools, acquired in fiscal 1997, accounted for 855 new students starts in fiscal 1997. Student withdrawal rates did not change materially compared to withdrawal rates experienced by the Company during fiscal 1996.

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

    Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets increased $3, or 0.4%, to $886 in fiscal 1997 from $883 in fiscal 1996. The increase was a result of amortizing costs associated with schools acquired in fiscal 1997 offset by fully amortizing certain intangible assets acquired in connection with the purchase of schools in fiscal 1992 and prior.

    Other Expenses. Other expenses in fiscal 1997 consisted of a charge of $391 for merger costs associated with the Nebraska Acquisition and $144 for the consolidation of two Virginia schools and two California schools.

    Interest Expense, Net. Net interest expense decreased $538, or 65.5%, to $284 in fiscal 1997 from $822 in fiscal 1996 principally as a result of paying off $4,800 in subordinated debt with the proceeds from the Company's IPO and increased interest income from excess cash on hand.

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

    Income Taxes. The income tax benefit was $845 in fiscal 1997 as compared to expense of $632 in fiscal 1996 due to the 1997 recognition of a benefit from establishing deferred tax assets when the Nebraska Acquisition terminated its status as a Subchapter S-Corporation and the 1997 elimination of the deferred tax asset valuation allowance of $1,320 due to the Company's profitable operations in fiscal 1997 and the acquisition of other historically profitable schools. Pro forma income tax expense of $409 in fiscal 1997 as compared to the pro forma income tax benefit of $487 in fiscal 1996 reflects the taxation of the Nebraska Acquisition as a C-Corporation filing a consolidated return with the Company for all periods and other differences arising from the application of the liability method of accounting for income taxes.

    Net Income. Net income increased in fiscal 1997 to $3,557 as compared to $527 in fiscal 1996 due primarily to the acquisition of the Texas and Maryland schools, improved results in the Nebraska schools, the reduction in the other expenses such as the class action lawsuit settlement and the impairment of goodwill and other intangible assets, and reduced interest expense, combined with the income tax benefit described above in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended March 31, 1998, the Company financed its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities. Cash provided by operating activities for fiscal 1998 and fiscal 1997 was approximately $2,359 and $2,737, respectively. The Company's principal source of funds at March 31, 1998 were cash and cash equivalents of $21,446 and net accounts receivable of $6,490. The $1,251 increase in net trade accounts receivable experienced for the year ended March 31, 1998 was primarily a result of accounts receivable purchased and revenue recognized for the CHI Institute and Hesser Schools during the change in ownership period when federal funding was suspended.

    Historically, the Company's investment activity has primarily consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases and purchases of businesses, totaled $2,200 and $2,080 for fiscal 1998 and 1997, respectively. Capital expenditures are a result of purchasing additional equipment and upgrading and replacing existing equipment such as computers and medical equipment for school programs, and expanding facilities at several locations. Purchases of the CHI Institute and Hesser College businesses, including goodwill and intangibles, totaled $30,518 for the year ended March 31, 1998.

    The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased with the exception of the land and buildings owned by the Company in Dayton, Ohio, Lincoln, Nebraska and Omaha, Nebraska and Manchester, New Hampshire. The Company plans to continue to expand current facilities, upgrade and replace equipment, and open new schools. The Company expects that its fiscal 1999 operations and planned capital expenditures can be funded through cash to be generated from existing operations.

    Cash flow from operations on a long term basis is highly dependent on the receipt of funds from Title IV Programs, and presently a majority of the Company's net revenues are derived from Title IV Programs. Disbursement of Title IV Program funds is dictated by federal regulations. For students enrolled in "non-term" programs (i.e., not divided into quarters or semesters), payments are generally made in two equal installments, one in the first 30 days following the student's first day of class and the second when the student reaches the midpoint of the program. For students enrolled in term programs (i.e., quarters or semesters), payments are made at the beginning of each term, with the exception of the initial disbursement which is made 30 days following the student's first day of class. In addition, the Regulations set forth other financial standards for the Company and its schools including (i) positive tangible net worth, (ii) an "acid" test ratio of at least 1-to-1, (iii) a 10% limitation on losses as a percentage of tangible net worth and (iv) the maintenance of a minimum cash reserve equal to 25% of prior year school refunds in the event of certain non-compliance. Except with respect to the operating losses incurred at the Company's Roanoke and Harrisonburg Schools, the Company believes each of its schools satisfied the financial responsibility standards. Because the HEA and the Regulations are subject to amendment, and because the Department of Education may change its interpretation of the HEA and the Regulations, there can be no assurance that the Department of Education will agree in the future with the Company's interpretation of each such requirement or that such requirements will not change in the future.

    Other than the Roanoke and Harrisonburg Schools, none of the Company's schools had operating losses in fiscal 1997 or fiscal 1998 which, in the aggregate, exceeded 10% of the tangible net worth at the beginning of the period. Therefore, only the Roanoke and Harrisonburg Schools, which represented 2.1% and 1.5%, respectively, of the Company's total revenue in fiscal 1998, are in violation of the Financial Responsibility Standard relating to operating losses.

    In November 1997, the Department of Education published new regulations regarding financial responsibility which are effective on July 1, 1998. The new regulations will apply to the Company's fiscal years commencing April 1, 1999, and thereafter. The regulations provide a transition year alternative which will permit the Company to have its institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the current regulations, whichever are more favorable. The new standards replace the Acid Test Ratio, the Tangible Net Worth Standard and the Net Operating Results Test with three different ratios: an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures the institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three (3) years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on the Company's interpretation of the application of these new standards to the Company's financial statements for the year ended March 31, 1998, the Company's calculations result in a composite score of 1.4 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5.

    In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from accrediting agencies, state agencies and the Department of Education. Upon a school being acquired by new ownership, the Department of Education suspends payments of the school's Title IV funding until the Department of Education completes a recertification. This recertification process including obtaining prerequisite approvals from state regulatory and appropriate accrediting agencies typically takes from four to seven months.

    In connection with the Texas Acquisition, the Company made payments of approximately $1,150 to the sellers in May 1997 and is required to make note payments of approximately $250 per year for five years, beginning in fiscal 1998. The Company's Title IV funding from its Texas Acquisition was suspended pending Department of Education recertification, which was received in April 1997. In connection with the Maryland Acquisition, the Company made payments of $1,350 in May 1997. No further amounts are due. The Company's Title IV funding from the schools included in its Maryland Acquisition was suspended pending Department of Education recertification, which was received in April 1997. The Company's Title IV funding for the schools included in its Nebraska Acquisition was suspended pending Department of Education recertification, which was received in October 1997.

    In connection with the CHI Institute Acquisition, the Company paid $1,500 in February 1998 and $1,084 in May 1998, and issued shares of the Company's Common Stock with an aggregate value of $1,500 at the date of the acquisition. The Company is required to make note payments to the seller in fiscal 1999 of $4,350 with the balance of $4,400 plus interest payable quarterly over the next four years. The Company's Title IV funding for the CHI Institute Schools has been suspended pending Department of Education recertification.

    In connection with the Hesser Acquisition, the Company paid $2,000 in March 1998 and $2,433 in May 1998, and issued shares of the Company's Common Stock with an aggregate value of $2,000 at the date of the acquisition. The Company is required to make note payments to the seller in fiscal 1999 of $9,500 and $1,750 in fiscal 2000. The Company's Title IV funding for the Hesser Schools has been suspended pending Department of Education recertification.

    The Company expects to make the note payments for the CHI Institute and Hesser Acquisitions with cash on hand and borrowings under its bank facility. Pending recertification by Department of Education for Title IV funding at the CHI Institute and Hesser Schools, the Company expects to fund its operations at the related schools from cash on hand and bank debt.

    The Company anticipates it will need additional debt or equity financing in order to carry out its strategy of growth through acquisitions. In March 1998, the Company amended its loan agreement with Bank of America, FSB increasing its loan facilities to the Company to up to $36,000 (the "Bank Credit Facility"). The total amount of the Bank Credit Facility is divided into three separate facilities: (i) a three year revolving line of credit of up to $10,000 which may be utilized for advances to support letters of credit; (ii) a revolving term loan facility of up to $11,000 which may be utilized prior to March 31, 1999 for the purpose of financing permitted acquisitions, either directly or to support stand-by letters of credit, reducing to $9,000 in March 1999 and subject to quarterly reductions of $750 thereafter; and (iii) a three year non-revolving line of credit of up to $15,000 which may be utilized for the purpose of financing permitted acquisitions. As of March 31, 1998, $15,819 was available under the Bank Credit Facility. Interest is charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company and depending on whether drawn under the revolving line of credit or the term loan. In addition, the Bank Credit Facility provides for commitment fees to be paid on the unused portion of the facility. The Bank Credit Facility also contains restrictions on the payment of dividends and incurrence of additional debt, and various other financial covenants. The Bank Credit Facility is secured by substantially all of the assets of the Company. The Company believes this Bank Credit Facility will be adequate to meet its financing needs for at least the next twelve months.

    Effect of Inflation. The Company does not believe its operations have been materially affected by inflation.

    Other Matters. The Company is currently in the process of evaluating its computer software and database to ensure that any modifications required to be year 2000 compliant are made in a timely manner. Management does not expect the financial impact of such modifications, which are expected to be implemented in 1999, to be material to the Company's financial position or results of operations in any given year.

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

DEPENDENCE ON TITLE IV FUNDING; REGULATORY COMPLIANCE AS A CONDITION FOR CONTINUED ELIGIBILITY FOR TITLE IV FUNDING

    The Company derives a substantial majority of its revenues from federal financial aid received by the students at its schools under Title IV Programs administered by the United States Department of Education under the HEA. Each of the Company's schools participates in Title IV Programs either as an individual institution or as an additional location of another institution which is the main campus of the institution. In order to participate in Title IV Programs, an institution must obtain certification by the Department of Education as an "eligible institution." To obtain such certification, the institution must satisfy certain eligibility, program, and general requirements imposed by the HEA and by regulations (the "Regulations") promulgated and enforced by the Department of Education. An institution also must be authorized to offer its programs by the relevant state agency where it is located and it must be accredited by an accrediting agency recognized by the Department of Education to obtain and maintain such certification. Each of the Company's institutions and locations is licensed and approved in the state where it operates and is accredited by at least one such accrediting agency.

    The provisions of the HEA and the Regulations govern many aspects of the operation of the Company and its schools, including, but not limited to (i) the maximum acceptable rate of default by an institution's students with respect to federally guaranteed or funded student loans, (ii) the maximum acceptable proportion of an institution's revenues derived from Title IV Programs, (iii) an institution's satisfaction of certain financial responsibility standards, (iv) an institution's satisfaction of certain administrative capability standards,
(v) the ability of an institution to add locations and educational programs, and
(vi) the ability of the Company to engage in transactions involving a change in ownership resulting in a change of control of the institution or the Company. Generally, each institution is considered separately for purposes of determining compliance with the regulatory requirements, although certain financial reporting is done on a consolidated basis.

    During fiscal 1998, approximately 73% of the Company's cash receipts were derived from Title IV Programs. Cash receipts represented approximately 96% of the Company's net revenues in fiscal 1998. The failure of any of the Company's institutions to comply with the requirements of the HEA or the Regulations, or the requirements of applicable state law or accrediting agencies, could result in the restriction or loss by such school of its ability to participate in Title IV Programs, which could have a material adverse effect on the financial condition and operations of the Company. The HEA and the Regulations require, as a condition of Title IV eligibility, that no more than 85% of an institution's revenues be derived from the Title IV Programs.

    Financial Responsibility Requirements. The HEA and the Regulations prescribe specific standards of financial responsibility which the Department of Education must consider with respect to qualification for participation in the Title IV Programs ("Financial Responsibility Standards"). These standards are generally applied on an individual institutional basis. However, there can be no assurance that the Department of Education will not attempt to apply such standards on a consolidated basis. If the Department of Education determines that any of the Company's institutions fails to satisfy the Financial Responsibility Standards, it may require that such institution post an irrevocable letter of credit (a "Financial Responsibility Bond") in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete award year or, in the Department of Education's discretion, require some other less onerous demonstration of financial responsibility (a "Demonstration of Financial Responsibility"). One-half of Title IV funds received by the Company's individual institutions in its most recent fiscal year ranged from $359,000 to $4,964,000, and one-half of the total Title IV funds received by all the Company's institutions in its most recent fiscal year was $39,173,000.

    Among the principal Financial Responsibility Standards which an institution must satisfy are: (i) an "acid test" ratio (defined as the ratio of the total of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of the most recent fiscal year (the "Acid Test Ratio"), (ii) a positive tangible net worth, as defined by the applicable Regulations, at the end of the most recent fiscal year (the "Tangible Net Worth Standard") and (iii) net operating results for the two most recent fiscal years, excluding extraordinary losses or losses from discontinued operations, which do not show an aggregate net loss in excess of 10 percent of tangible net worth at the beginning of the two year period (the "Net Operating Results Test"). Except for the Company's schools located in Roanoke, Virginia (the "Roanoke School") and Harrisonburg, Virginia (the "Harrisonburg School") which did not meet the Net Operating Results Test for fiscal 1998 on an individual basis, the Company, on a consolidated basis, and each of the Company's other institutions on an individual basis, were in compliance with all of the Financial Responsibility Standards for fiscal 1998.

    The Roanoke and Harrisonburg Schools accounted for 2.1% and 1.5%, respectively, of the Company's net revenues in fiscal 1998. The failure of either of the schools to comply with the Net Operating Results Test may result in the Department of Education requiring the posting of a Financial Responsibility Bond, although no such bond was required as a result of non-compliance in fiscal 1996 or fiscal 1997, or otherwise requesting a Demonstration of Financial Responsibility. Based on fiscal 1998 Title IV funding for the Roanoke and Harrisonburg Schools, the maximum amount of such bond would be $500,000 and $359,000, respectively, which would be funded from the Company's bank credit facility.

    The Company had a positive tangible net worth on a consolidated basis of $3,177,701 at March 31, 1998, and $16,666,964 at March 31, 1997. The decline in positive tangible net worth from fiscal 1997 to fiscal 1998 is attributable to the increase in goodwill resulting from the Fiscal 1998 Acquisitions. The positive tangible net worth at March 31, 1997 was primarily the result of the receipt of the net proceeds of the Company's initial public offering of its Common Stock (the "IPO"). The Company had a negative tangible net worth on a consolidated basis for each of the Company's three fiscal years ending March 31, 1996, 1995 and 1994, primarily because a large portion of the Company's assets consists of goodwill and other intangibles related to school acquisitions. None of the Company's institutions had a negative tangible net worth on an individual basis as of March 31, 1998 or March 31, 1997. The Company has filed audited consolidated financial statements with the Department of Education for each of the last three fiscal years in the period ended March 31, 1997 along with unaudited consolidating statements. There also can be no assurance that the Company's acquisition program will not again result in the Company having a negative tangible net worth and no assurance can be given that the Department of Education may not make a request for the Company to post a Financial Responsibility Bond in such circumstances or otherwise make a request for a Demonstration of Financial Responsibility based on a consolidated negative tangible net worth. If such a request were to be made, there is no assurance that the Company (i) would be successful in persuading the Department of Education or a court that such a request is contrary to law, (ii) could secure the funds to post the Financial Responsibility Bond which the Department of Education may request, or (iii) that the Company would be successful in negotiating a more favorable Demonstration of Financial Responsibility. If the Company were unable to post a Financial Responsibility Bond or make a satisfactory Demonstration of Financial Responsibility, it could become ineligible to receive Title IV funding in some or all of its schools. Ineligibility for Title IV funding would have an immediate material adverse effect on the Company's operations.

    In November 1997, the Department of Education published new regulations regarding financial responsibility which are effective on July 1, 1998. The new regulations will apply to the Company's fiscal years commencing April 1, 1999 and thereafter. The regulations provide a transition year alternative which will permit the Company to have its institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the current regulations, whichever are more favorable. The new standards replace the Acid Test Ratio, the Tangible Net Worth Standard and the Net Operating Results Test with three different ratios: an Equity Ratio, a Primary Reserve Ratio and a Net Income Ratio. The Equity Ratio measures an institution's capital resources, ability to borrow and financial viability. The Primary Reserve Ratio measures an institution's ability to support current operations from expendable resources. The Net Income Ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three (3) years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on the Company's interpretation of the application of these new standards to the Company's financial statements for the fiscal year ended March 31, 1998, the Company's calculations result in a composite score of 1.4 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5.

    Student Loan Defaults. The HEA provides that an institution may lose its eligibility to participate in substantially all Title IV student loan programs if student defaults on the repayment of federally guaranteed student loans or direct loans are 25% or greater for each of the three most recent federal fiscal years for which data is available ("Cohort Default Rates"). Cohort Default Rates are calculated by the Department of Education for each institution for each federal fiscal year by determining the rate at which the institution's students entering repayment in that federal fiscal year default on repayment of their loan by the end of the following federal fiscal year. Cohort Default Rates are subject to revision by the Department of Education if new data becomes available and are subject to appeal by schools contesting the accuracy of the data or the adequacy of the servicing of the loans by the loan servicer. An institution that is determined to have had Cohort Default Rates of 25% or greater for the three most recent federal fiscal years for which data is available is subject to immediate loss of eligibility to participate in substantially all Title IV student loan programs, subject to a limited appeal of the determination, which appeal only can be based on the Department of Education's having relied on erroneous data in calculating the Cohort Default Rate, the inadequacy of the servicing of the loans by the lender or loan servicer, or the existence of certain exceptional mitigating circumstances. The loss of eligibility lasts for the duration of the federal fiscal year in which the determination of ineligibility is made, plus the two succeeding federal fiscal years. However, an institution remains eligible for Title IV student loan funding while an appeal of such determination is pending. The loss of Title IV student loan programs eligibility at one or more of the Company's schools could have a material adverse effect on the Company's operations.

    None of the Company's institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1995. Additionally, based upon preliminary data released by the Department of Education in May 1998, none of the Company's institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1996. Accordingly, the Company believes that none of its institutions is currently vulnerable to termination from Title IV eligibility based on three consecutive years of excess default rates. However, the Company's institution located in Omaha, Nebraska had a Cohort Default Rate of 25% or greater for federal fiscal 1995 and, based upon preliminary data, for federal fiscal 1996 (32.1% and 26.0%, respectively). The Omaha, Nebraska institution had a Cohort Default Rate of 17.3% in federal fiscal 1994, and is not vulnerable to termination of Title IV student loan program eligibility unless its rate for the federal fiscal year ended September 30, 1997 is 25% or greater. Preliminary data for such federal fiscal year is not expected to be available until 1999. The Company plans to challenge the Omaha, Nebraska preliminary Cohort Default Rate with the Department of Education based upon what it believes to be erroneous data. The Company's other institutions would have to have Cohort Default Rates of 25% or greater for consecutive three year periods ending September 30, 1999 and thereafter in order to become vulnerable to termination of Title IV Program eligibility.

    An institution whose Cohort Default Rate exceeds 40% for any single federal fiscal year may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If the Department of Education elects to take such action due to a single-year Cohort Default Rate in excess of the regulatory level, it must afford the institution a hearing before an independent Department of Education hearing officer and an opportunity to appeal any decision to the Secretary of Education before the limitation, suspension, or termination may take effect. None of the Company's institutions has, or has had, a Cohort Default Rate in excess of 40% in the most recent three fiscal years.

    Regulatory Compliance Generally. The HEA and the Regulations impose numerous general and program specific requirements with which institutions participating in the Title IV Programs must comply, including but not limited to requirements in the areas of institutional eligibility to participate in Title IV Programs; student eligibility to receive Title IV Program funds; administrative capability; financial responsibility; and the packaging, disbursement, and management of Title IV funds. The Department of Education monitors institutional compliance with the Regulations through annual financial statements and audits of institutional compliance with Title IV requirements, both of which must be prepared by an independent auditor and timely submitted to the Department of Education. The Department of Education also periodically monitors compliance through on-site program reviews and on-site audits conducted by the Office of Inspector General, U.S. Department of Education.

    An institution's failure to comply with any of the Title IV requirements in the HEA and the Regulations could result in adverse action by the Department of Education against the institution, including the limitation, suspension or termination of an institution's Title IV eligibility; the imposition of fines; and/or the imposition of liabilities by the Department of Education upon the institution. The HEA and the Regulations provide the institution with the right to appeal any such action to an administrative hearing official and to the Secretary of Education. The Department of Education could also transfer the institution from the advance system of payment to the reimbursement method of payment whereby institutions must demonstrate to the Department that each student to receive Title IV funds meets all applicable Title IV requirements and that the amount to be received is correctly calculated as a precondition to the Department paying an institution for the disbursement of Title IV funds to its students.

CHANGE IN OWNERSHIP RESULTING IN CHANGE OF CONTROL

    Upon a change in ownership resulting in a change of control of the Company, as defined in the HEA and the Regulations, each of the Company's schools would lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies to regain eligibility. A change of control also could have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Company's schools.

    The Regulations provide that for a publicly traded company, a change in ownership resulting in a change of control occurs when a report on Form 8-K is required to be filed with the Securities and Exchange Commission disclosing a change of control. Most states and accrediting agencies require notification and approval of a change in ownership resulting in a change of control, but they do not provide a uniform definition of change of control. If the Company were to lose its eligibility to participate in Title IV Programs for a significant period of time pending an application to regain eligibility, or if it were determined not to be eligible, its operations would be materially adversely affected. The possible loss of Title IV eligibility resulting from a change of control may also discourage or impede a tender offer, proxy contest or other similar transaction involving control of the Company.

PARTICIPATION IN FEDERAL DIRECT LENDING PROGRAM; RISK OF LEGISLATIVE ACTION

    Since fiscal 1995, the Company has elected to administer its Title IV loan funding pursuant to the Federal Direct Student Loan Program ("FDSLP") and has been approved for such participation by the Department of Education. Excluding the Hesser Schools, the Company derived all of its Title IV loan funding pursuant to the FDSLP program in fiscal 1998. Funding for the FDSLP, as well as for the Federal Family Educational Loan ("FFEL") program, must be appropriated by Congress annually. FDSLP and FFEL loans represent a substantial majority of the Company's revenues. There can be no assurance that funding will continue at current levels, or that the FDSLP program itself will be continued. If the FDSLP program were discontinued, or funding reduced so as to reduce the amount of direct lending funds available to the Company's schools, the Company would have to rely on loans provided pursuant to FFEL. Loans pursuant to FFEL are administered through outside lenders, such as banking institutions and are federally guaranteed. Although the Company believes that it would have no difficulty finding lenders for federally guaranteed student loans to its students under FFEL, there can be no assurance that such loans would be available in amounts sufficient to provide for the Company's schools to operate at current and anticipated levels, or at all.

    Furthermore, there can be no assurance that federal funding for the FFEL Program will be continued at current levels, or at all. Since the Company derives a substantial majority of its cash receipts from Title IV funding, discontinuance or significant reductions in the FDSLP and, if the FDSLP program is discontinued or reduced, the FFEL program, would have a material adverse effect on the Company's operations.

RELIANCE ON ACQUISITIONS

    The Company has acquired all of its schools. Several of the schools acquired by the Company have experienced losses following their acquisition either in connection with their integration into the Company's operations or because of their failure to perform as anticipated by the Company. The Company expects that a significant part of its future growth will be based on its ability to identify, acquire and profitably operate and integrate additional schools. While the Company is continually searching for acquisition opportunities, there can be no assurance that the Company will be successful in identifying, acquiring, integrating and operating additional schools. When the Company acquires an existing school and accounts for the acquisition as a "purchase" rather than a "pooling of interests," a significant portion of the purchase price for such school is often allocated to goodwill and intangibles because most of these acquisitions do not involve the purchase of significant amounts of tangible property. Such goodwill and intangibles are generally amortized over periods ranging from fifteen to forty years, which reduces the Company's reported earnings. If any potential acquisition opportunities are identified, there can be no assurance that the Company will be able to consummate the acquisition on terms favorable to the Company and successfully integrate any such acquisition into its existing operations and there can be no assurance as to the timing or effect on the business of the Company of any such acquisitions.

    The Company's acquisition of a school constitutes a change in ownership resulting in a change of control with respect to such school for purposes of Title IV eligibility. Pursuant to the Regulations, a school that is acquired loses its eligibility to participate in Title IV Programs and must apply to the Department of Education for recertification of eligibility under the new ownership. The school's eligibility to participate in the Title IV Programs is temporarily suspended while the Department of Education considers the application for recertification. The Company's experience has been that the approval process, including obtaining prerequisite approvals from state regulatory and appropriate accrediting agencies, typically takes from four to seven months. Since this is less than the minimum enrollment period for each of the Company's schools, there generally should be no significant interruption of Title IV funding caused by the need to apply for a recertification of eligibility as a result of an acquisition. There can be no assurance, however, that recertification applications will be acted upon on a timely basis by the Department of Education so as to avoid any significant interruption of Title IV funding to students at the acquired school. Prior to recertification by the Department of Education, the Company must also obtain approval of the change of control from applicable states and accrediting agencies. In the past, this process has taken from four to seven months for the Company to complete. The Company has been timely recertified for eligibility by the Department of Education with respect to each of its acquisitions. Recertification is currently pending with the Department of Education for the CHI Institute Schools and the Hesser Schools. Although the Company has had no difficulty in obtaining such recertification and approval in the past, there can be no assurance that such state, accrediting agency and Department of Education approvals may not be subject to unexpected delays or difficulties which may materially and adversely affect the Company's operations.

    In acquiring a school, the Company must assume any liabilities of the institution to the Department of Education resulting from the institution's failure to comply with the HEA or the Regulations prior to the date of acquisition. The Company attempts to minimize the impact of any such liabilities by including representations as to regulatory compliance and indemnification provisions in the relevant acquisition agreements. No material amount of unindemnified Title IV regulatory liabilities have been asserted against the Company with respect to any of its prior acquisitions; however, no assurance can be given that any assertions will not be made in the future. In addition, if available offsets are insufficient, there can be no assurance that the parties responsible for indemnification of the Company from such liabilities will have the financial resources necessary to indemnify the Company for all or any portion of such possible liabilities.

ABILITY TO OPEN ADDITIONAL SCHOOLS

    The Company's growth strategy assumes that it can open and profitably operate new schools as additional locations or branches of existing institutions. Upon opening an additional location, the Company must notify the Department of Education and obtain its approval of the additional location before its students may participate in the Title IV Programs, and must obtain approvals from the relevant state authorities and accrediting agencies. Some states limit the distance between the main campus and branch or additional locations of existing institutions or otherwise restrict branching. Some accrediting agencies limit the number of new branches or additional locations that an institution may open in a specified period of time. There can be no assurance that these restrictions will not impede the Company's ability to implement its strategy. Furthermore, no assurance can be given that the Company will be able to identify successfully sites for such schools which meet demographic requirements.

VARIABILITY IN QUARTERLY OPERATING RESULTS

    The Company's quarterly net revenues have varied in the past and may vary significantly in the future as a result of a number of factors, including fluctuations in the number of new students enrolling in the Company's programs. Traditionally, new enrollments in the Company's schools tend to be higher in the third and fourth fiscal quarters because the third and fourth quarters cover periods traditionally associated with the beginning of school semesters. The Company believes its Fiscal 1998 Acquisitions will further increase this seasonality because many of the longer programs offered at these schools do not provide for monthly start dates. Furthermore, enrollment patterns in the Hesser Schools have historically caused them to operate at a loss during the first and second fiscal quarters based on low student populations during these periods and relatively fixed operating expenses.

COMPETITION

    The postsecondary education market is highly fragmented and competitive with no private or public institution having a significant market share. The Company's schools compete for students with not-for-profit public and private colleges and with proprietary institutions which offer degree and/or non-degree granting programs. Such proprietary institutions include vocational and technical training schools, continuing education programs and commercial training programs. Public and private colleges may offer programs similar to those offered by the Company's schools at lower tuition costs due in part to government subsidies, foundation grants, tax deductible contributions, or other financial resources not available to proprietary institutions. Certain of the Company's competitors in both the public and private sector have greater financial and other resources than the Company.

DEPENDENCE ON KEY PERSONNEL

    The Company's success depends upon the availability and performance of its senior management, particularly Gary D. Kerber, the Company's Chairman and President. Mr. Kerber has entered into an employment contract with the Company, however, it may be terminated by him at any time. Although the Company maintains key man life insurance on Mr. Kerber in the amount of $1,000,000, the loss of Mr. Kerber's services could have a material adverse affect on the Company.

ABSENCE OF DIVIDENDS

    The Company has not paid any dividends to date. The Company does not currently intend to declare or pay dividends on its Common Stock in the foreseeable future, but plans to retain any earnings for use in its business operations. In addition, the Bank Credit Facility (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources") contains restrictions which prohibit the Company from paying dividends while such credit line is in effect.

ANTI-TAKEOVER PROVISIONS AND TITLE IV CHANGE OF CONTROL REGULATIONS

    Certain provisions of the Company's Certificate of Incorporation and Bylaws authorize the issuance of "Blank Check" preferred stock and establish advance notice requirements for director nominations and actions to be taken at stockholder meetings. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of the Company, which transactions might be viewed favorably by minority stockholders. Provisions in the applicable Regulations pursuant to which the Company would lose its Title IV eligibility in the event of a change in ownership resulting in a change of control could have a similar discouraging effect.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The following table provides information regarding the executive officers and directors of the Company as of the date of this Prospectus. Biographical information for each of the persons set forth in the table is presented below.

         NAME                AGE                         TITLE
---------------------        --- -----------------------------------------------------------
Gary D. Kerber..........     59  Chairman, President, Chief Executive Officer and a Director
Vince Pisano............     44  Vice President and Chief Financial Officer
Gerald T. Kosentos......     46  Vice President of Operations
Elaine Neely-Eacona.....     45  Vice President of Financial Aid
Ellen L. Bernhardt......     47  Director of Operations-- Eastern Region
Linwood W. Galeucia.....     53  President-- Hesser College Division
Craig A. Wood...........     49  Director of Operations-- Western Region
K. Terry Guthrie........     55  Director of Accreditation
A. William Benham, Jr...     36  Controller
Robert J. Cresci........     54  Director
Carl S. Hutman..........     64  Director
Richard E. Kroon........     55  Director
W. Patrick Ortale, III..     44  Director

    GARY D. KERBER, age 59, has been President, Chief Executive Officer and a Director of the Company since March 1988. From 1971 to 1983, he was employed by American Hospital Supply Company in various sales and executive positions. From 1983 to 1986, Mr. Kerber was the chief executive officer for Kimberly Services, Inc.

    VINCE PISANO, age 44, has been Vice President of Finance and Chief Financial Officer of the Company since March 1990. From 1978 to 1990, he was employed by National Education Corporation, a provider of postsecondary education, as corporate controller and subsequently as the vice president of finance of its educational centers division.

    GERALD T. KOSENTOS, age 46, has been Vice President of Operations of the Company since June 1997. From April 1997 through June 1997 he was Director of Operations -- Central Region of the Company. From January 1995 to June 1997 he was Director of ICM School of Business & Medical Careers, a wholly owned subsidiary of the Company. Prior to January 1995, Mr. Kosentos was employed for 21 years by National Education Corporation, a provider of postsecondary education, in various positions including the directorship of three school locations, Regional Director of Operations and, for the last nine years of his employment, as Vice President of Operations.

    ELAINE NEELY-EACONA, age 45, was appointed Vice President of Financial Aid of the Company in March 1998. From 1990 until March 1998, she was Director of Financial Aid of the Company. From 1976 to 1990, she was employed in various financial aid positions by Education Management Corporation, a provider of postsecondary education.

    ELLEN L. BERNHARDT, age 47, has been Director of Operations -- Eastern Region of the Company since August 1993. From 1985 to 1993, she was employed by National Education Corporation, a provider of postsecondary education, most recently as Southeast Regional Director of Operations.

    LINWOOD W. GALEUCIA, age 53, has been President of the Hesser College Division since March 13, 1998. From 1983 to March 1998, Mr. Galeucia was President, Executive Vice President and co-owner of Hesser, Inc., the parent company of Hesser College. Since 1990, Mr. Galeucia has been a member of the New Hampshire Postsecondary Education Commission.

    CRAIG A. WOOD, age 49, was appointed Director of Operations -- Western Region of the Company in March 1998. From December 1997 to March 1998, Mr. Wood served as a consultant to the Company. From July 1997 to December 1997, Mr. Wood was Vice President, Operations of Education America, Inc. From February 1995 to July 1997, Mr. Wood was Vice President, Marketing of the Katherine Gibbs Schools, Inc.

    K. TERRY GUTHRIE, age 55, has been Director of Accreditation of the Company since July 1993. From 1971 to July 1993, he was employed as president of Ohio Institute of Photography and Technology, which he co-founded. Ohio Institute of Photography and Technology was acquired by the Company in July 1993.

    A. WILLIAM BENHAM, JR., age 36, has been Controller of the Company since May 1995. From 1990 to May 1995, Mr. Benham was Assistant Controller of the Company.

    ROBERT J. CRESCI, age 54, has been a Director of the Company since 1991. Since September 1990, Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm. Mr. Cresci is a member of the boards of directors of Bridgeport Machines, Inc., EIS International, Inc., Sepracor, Inc., Arcadia Financial, Ltd., Hitox, Inc., Garnet Resources Corporation, HarCor Energy, Inc., Meris Laboratories, Inc., Film Roman, Inc., Source Media, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc. and several private companies.

    CARL S. HUTMAN, age 64, has been a Director of the Company since 1988. Since 1996, he has also been managing director of Fundamental Management Corporation, an investment management firm. Since 1981, he has been president of Anlyn Advisers, Inc., an investment advisory company. From 1981 to 1991, he was a general partner of Investech, L.P., a venture capital partnership which purchased convertible preferred stock and Common Stock of the Company in 1988 and 1989 and distributed all of its holdings to its general and limited partners in 1991. Mr. Hutman is a member of the Board of Directors of Canadian General Investments, Limited, Canadian World Fund Limited and Third Canadian General Investment Trust Limited, all of which are investment funds. Mr. Hutman is also a member of the Board of Directors of Harris Trust/Bank of Montreal, Florida.

    RICHARD E. KROON, age 55, has been a Director of the Company since 1994. Since 1981, Mr. Kroon has been managing partner of the Sprout Group and President and Chief Executive Officer of DLJ Capital Corp. Mr. Kroon is a director of Loehmann's, Inc., a clothing retailer, AMCOMP, a workers' compensation insurance company, and the National Venture Capital Association.

    W. PATRICK ORTALE, III, age 44, has been a Director of the Company since 1988. Since 1985, Mr. Ortale has been a general partner of Lawrence Venture Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith, a private venture capital limited partnership, which is a principal stockholder of the Company. Since 1990, 1994 and 1996, respectively, Mr. Ortale has been a general partner of the general partnerships which control Lawrence, Tyrrell, Ortale & Smith II, L.P., Richland Ventures, L.P. and Richland Ventures II, L.P., private venture capital limited partnerships.

BOARD OF DIRECTORS

    Pursuant to the Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), and the Bylaws (the "Bylaws") of the Company, the Company's Board of Directors consists of five directors or such greater or lesser number as may be fixed from time to time by a majority of the total number of directors which the Company would have if there were no vacancies on the Companies Board of Directors.

    The Board has a standing Audit Committee and a standing Compensation Committee. It does not have a Nominating Committee.

    Messrs. Cresci (Chairman) and Hutman comprise the Audit Committee of the Board of Directors, which is responsible for policies, procedures and other matters relating to accounting, internal financial controls and financial reporting, including the engagement of independent auditors and the planning, scope, time and cost of any audit and any other services they may be asked to perform, and also review with the auditors their report on the financial statements following completion of each such audit. In addition, the Audit Committee is responsible for policies, procedures and other matters relating to business integrity, ethics and conflicts of interests.

    Messrs. Kroon (Chairman), Cresci and Ortale comprise the Compensation Committee of the Board of Directors, which is responsible for policies, procedures and other matters relating to employee benefit and compensation plans, including compensation of the executive officers as a group and the chief executive officer individually. The Compensation Committee is also responsible for administering and making awards under the stock-based compensation plans, procedures and other matters relating to management development and for reviewing, monitoring and recommending (for approval by the Company's full Board of Directors) plans with respect to succession of the chief executive officer.

COMPENSATION OF THE BOARD OF DIRECTORS

    All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors who are not employees and do not otherwise receive compensation from the Company are entitled to an annual directors' fee of $6,000 and directors' fees of $1,000 for each Board meeting attended and $500 for each Committee meeting attended in addition to the reimbursement of reasonable expenses incurred in connection with their activities as directors of the Company. Directors who are also employees of the Company receive no compensation for serving on the Board of Directors. Non-Employee Directors are also entitled to receive options to purchase the Company's Common Stock. See "Non-Employee Directors' Stock Option Plan."

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    On June 20, 1996, the Company adopted, and its stockholders approved, a Non-Employee Director Stock Option Plan (the "Directors' Plan") to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company. The maximum number of shares of Common Stock with respect to which options may be granted under the Directors' Plan is 200,000 shares. As of March 31, 1998, options covering 88,000 shares were available for future grant under the Directors' Plan.

    Each member of the Board of Directors of the Company who otherwise (i) is not currently an employee of the Company, (ii) is not a former employee still receiving compensation for prior services (other than benefits under a tax-qualified pension plan), and (iii) is not currently receiving remuneration from the Company in any capacity other than as a director shall be eligible for the grant of stock options under the Directors' Plan. Currently, all directors other than Mr. Kerber are eligible to participate in the Directors' Plan.

On the date the Directors' Plan was adopted, each of the four existing non-employee directors were each granted, contingent upon completion of the IPO, options to purchase 25,000 shares of Common Stock of the Company at the IPO price, or $10.00 per share. These options vested immediately upon consummation of the IPO. Upon the election of any new member to the Board of Directors, such member will be granted an option to purchase 25,000 shares of Common Stock at the fair market value at date of grant, vesting in five equal annual installments beginning on the first anniversary of the date of grant. Beginning with the next annual meeting of the stockholders of the Company and provided that a sufficient number of shares remain available under the Directors' Plan, each year immediately following the date of the annual meeting of the Company there automatically will be granted to each non-employee director who is then serving on the Board an option to purchase 3,000 shares of the Common Stock of the Company, which options will be immediately vested. The options to be granted under the Directors' Plan shall be nonqualified stock options (stock options which do not constitute "incentive stock options" within the meaning of Section 422A of the Plan).

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth the annual and long-term compensation paid by the Company for services performed on the Company's behalf for the last three completed fiscal years (i.e., the fiscal years ended March 31, 1998, March 31, 1997 and March 31, 1996), with respect to those persons who were, as of March 31, 1998, the Company's Chief Executive Officer and the next four highest paid executive officers of the Company (the "Named Executive Officers") who earned compensation greater than $100,000 in such year.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                                     ------------
                                           ANNUAL COMPENSATION(1)
                               ------------------------------------------------
                                                                                      SECURITIES
                               FISCAL                              OTHER ANNUAL   UNDERLYING OPTIONS     ALL OTHER
 NAME AND PRINCIPAL POSITION    YEAR       SALARY         BONUS    COMPENSATION   (NUMBER OF SHARES)   COMPENSATION
----------------------------  --------  -----------  ------------  ------------  -------------------- -------------
Gary D. Kerber.............     1998      $195,909      $120,828       $     --          20,000          $ 2,400(2)
  Chairman, President           1997       188,660       148,000             --         134,260            2,400(2)
  and Chief Executive           1996       187,124       155,606             --          16,667            2,400(2)
  Officer
Vince Pisano...............     1998       147,197        90,784             --          20,000               --
  Vice President of             1997       140,247       111,200         10,000(3)      100,740               --
  Finance and Chief             1996       140,595       116,915             --          13,333               --
  Financial Officer
Gerald T. Kosentos.........     1998       128,269        38,388             --          78,833               --
  Vice President of             1997        86,166        24,430             --           4,000               --
  Operations                    1996        80,026         1,280             --           6,667               --
Ellen L. Bernhardt.........     1998       116,967        44,800             --          15,000               --
  Director of Operations--      1997       110,914        22,500             --           7,500               --
  Eastern Region                1996       107,744        66,606             --          10,000               --
Gerry M. Taylor(4).........     1998       116,087            --             --              --               --
  Director of New               1997       116,048            --             --           7,500               --
  Product Development           1996       109,283       101,615             --          25,000               --

(1) Does not include the dollar value of perquisites and other personal benefits.
(2) Consists solely of premiums paid by the Company for a life insurance policy for Mr. Kerber. Upon Mr. Kerber's death, the Company will receive no proceeds from such policy.
(3) Consists of a discount on the outstanding amount of a loan from the Company to Mr. Pisano in return for early repayment of the loan.
(4) Ms. Taylor retired from employment with the Company effective June 1, 1998.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth all grants of options for the Company's Common Stock to the Named Executive Officers of the Company during the fiscal year ended March 31, 1998. In addition, the table shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option terms.

               OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 1998

                                                           INDIVIDUAL GRANTS
                                     ----------------------------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE
                                                                                                   VALUE
                                                                                             AT ASSUMED ANNUAL
                                                                                                   RATES
                                                                                              OF STOCK PRICE
                                   NUMBER OF    % OF TOTAL                                     APPRECIATION
                                  SECURITIES      OPTIONS      EXERCISE OR                  FOR OPTION TERM(2)
                                  UNDERLYING    GRANTED TO     BASE PRICE  EXPIRATION       ------------------
                NAME                OPTIONS      EMPLOYEES      ($/SHARE)    DATE(1)          5%           10%
         ------------------       ----------    -----------   ------------ -----------   -----------   ----------
         Gary D. Kerber.......       20,000         7.7%       $9.88        03/12/08      $ 124,200    $  315,000
         Vince Pisano.........       20,000         7.7         9.88        03/12/08        124,200       315,000
         Ellen L. Bernhardt...       15,000         5.8         9.88        03/12/08         93,150       236,250
         Gerald T. Kosentos...(3)    33,333                     8.50        04/30/07        178,332       451,662
                                     25,000                     7.06        07/30/07        111,000       281,250
                                     20,000                     9.88        03/12/08        124,200       315,000
                                    -------                                               ---------    ----------
                                     78,333        30.2 (3)                                 413,532     1,047,912
                                    -------                                               ---------    ----------
                       TOTAL...     133,333                                               $ 755,082    $1,914,162
                                    =======                                               =========    ==========

(1) Expiration dates reflect the expiration date of the last vested installment of each grant. The Company generally schedules an option grant to vest in five equal installments, each installment expiring on the fifth anniversary of the vesting date.
(2) The dollar amounts under these columns represent the potential tangible value, before income taxes, of each option assuming that the market price of the Common Stock appreciates in value from fair market value at the date of grant to the end of the option term at 5% and 10% annual rates and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock. All grants of options have been made with exercise prices equal to fair value at date of grant.
(3) The percentage of total options granted and potential realizable value given for Mr. Kosentos' options are inclusive of the three separate option grants listed herein.

    The following table sets forth, as of March 31, 1998, the number of stock options and the value of unexercised stock options held by the Named Executive Officers and the exercises of stock options during the year ended March 31, 1998 by the Named Executive Officers.


        AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1998
                           AND YEAR-END OPTION VALUES



                                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                        VALUE             UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                               NUMBER OF              REALIZED           OPTIONS AT MARCH 31, 1998       AT MARCH 31, 1998(1)
                               NUMBER OF              REALIZED         ----------------------------   ---------------------------
                                SHARES                OF SHARES
            NAME         ACQUIRED ON EXERCISE    ACQUIRED ON EXERCISE   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ------------------  ---------------------  ---------------------  -------------- -------------   ------------  -------------
     Gary D. Kerber....             --              $     --             75,184        137,408      $  481,874      $  290,381
     Vince Pisano......             --                    --             50,482        108,592         306,423         230,599
     Gerry M. Taylor...             --                    --             44,833         21,000         390,409         130,230
     Ellen L. Bernhardt         16,666                70,204             22,167         27,000         161,734          84,210
     Gerald T. Kosentos             --                    --              3,466         85,534          22,712         290,926
                                ------              --------           --------       --------      ----------      ----------

              TOTAL....         16,666              $ 70,204            196,132        379,534      $1,363,152      $1,026,346
                                ======              ========           ========       ========      ==========      ==========

(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise or base price of the option at exercise or fiscal year-end, respectively.

1996 PERFORMANCE INCENTIVE PLAN

    In June 1996, the Board of Directors of the Company (the "Board") authorized, and the stockholders of the Company approved, the 1996 Stock Incentive Plan for executive and other employees of the Company, including a limited number of outside consultants and advisors, effective as of the completion of the IPO (the "Stock Option Plan"). Under the Stock Option Plan, employees, outside consultants and advisors (the "Participants") of the Company (as defined in the Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option
Plan), stock appreciation rights or restricted stock. A maximum of 961,666 shares of Common Stock are subject to the Stock Option Plan. As of March 31, 1998, options for 13,000 shares of Common Stock were available for grant. The purpose of the Stock Option Plan is to provide employees (including officers and directors who are also employees) and non-employee consultants and advisors of the Company ("employees") with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company, to join their interests with the interests of the shareholders of the Company, and to facilitate attracting and retaining employees of exceptional ability.

    Administration. The Stock Option plan may be administered by the Board, or in the Board's sole discretion by the Compensation Committee of the Board (the "Committee," and with the Board "the Administrator") or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Stock Option Plan. Subject to the provisions of the Stock Option Plan, the Administrator shall determine, from those eligible to be Participants, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock. Subject to the provisions of the Stock Option Plan, the Administrator is authorized to interpret the Stock Option Plan, to make, amend and rescind rules and regulations relating to the Stock Option Plan and to make all the determinations necessary or advisable for the Stock Option Plan's administration.

    Participants. The Participants in the Stock Option Plan are those employees, consultants and advisors of the Company who in the judgment of the Administrator are or will become responsible for the direction and financial success of the Company. Employees include officers and directors who are also employees of the Company.

    Shares Subject to Plan. The maximum number of shares with respect to which stock options or stock appreciation rights may be granted or which may be awarded as restricted stock under the Stock Option Plan is 961,666 shares of Common Stock of which 13,000 were available for grant as of March 31, 1998. Shares covered by expired or terminated stock options or stock appreciation rights or forfeited restricted stock awards will again become available for grant or award under the Stock Option Plan. The number of shares subject to each outstanding stock option, stock appreciation right or restricted stock award, the option price with respect to outstanding stock options, the grant value with respect to outstanding stock appreciation rights and the aggregate number of shares remaining available under the Stock Option Plan will be subject to such adjustment as the Administrator, in its discretion, deems appropriate to reflect such events as stock dividends, stock splits, recapitalizations, mergers, consolidations or reorganizations of, or by, the Company.

    Stock Options and Stock Appreciation Rights. Subject to the terms of the Stock Option Plan, the Administrator may grant to Participants either Incentive Options meeting the definition of an incentive stock option under Section 422 of the Code or Nonqualified Options not meeting such definition, or any combination thereof. The exercise price for an Incentive Option may not be less than 100% of the fair market value of the stock on the date of grant; however, the exercise price for an Incentive Option granted to an employee who owns more than 10% of the voting stock of the Company or any subsidiary may not be less than 110% of the fair market value of the stock on the date of grant.

    Subject to the terms of the Stock Option Plan, the Administrator may grant stock appreciation rights to Participants either in conjunction with, or independently of, any stock options. Stock appreciation rights may be granted in conjunction with stock options as an alternative right or as an additional right. Upon exercise of a stock appreciation right, a Participant will generally be entitled to receive an amount equal to the difference between the fair market value of the shares at the time of grant and the fair market value of the shares at the time of exercise. This amount may be payable in cash, shares of Common Stock or a promissory note from the Participant, or any combination thereof, as determined in the discretion of the Administrator.

    The exercise period for stock options and stock appreciation rights will be determined by the Administrator, but no stock option or stock appreciation right may be exercisable prior to the expiration of six months from the date of grant or after 10 years from the date of grant, subject to certain conditions and limitations.

    Incentive options and related stock appreciation rights are not transferable by a Participant other than by will or by the laws of descent and distribution, and incentive options and related stock appreciation rights are exercisable, during the lifetime of the Participant, only by the Participant.

    If the employment or consultancy of a Participant by the Company terminates, the Administrator may, in its discretion, permit the exercise of stock options and stock appreciation rights granted to such Participant (i) for a period not to exceed three months following termination of employment with respect to Incentive Options or related stock appreciation rights if termination of employment is not due to death or permanent disability of the Participant, (ii) for a period not to exceed one year following termination of employment with respect to Incentive Options or related stock appreciation rights if termination of employment is due to the death or permanent disability of the Participant, and (iii) for a period not to extend beyond the expiration date with respect to Nonqualified Options or related or independently granted stock appreciation rights.

    Restricted Stock Awards. Subject to the terms of the Stock Option Plan, the Administrator may award shares of restricted stock to Participants. All shares of restricted stock will be subject to the following terms and conditions, among others: (i) at the time of each award of restricted shares, a restricted period of no less than six months and no greater than five years, will be established for the shares. The restricted period may differ among Participants and may have different expiration dates with respect to portions of shares covered by the same award; (ii) shares of restricted stock awarded to Participants may not be sold, assigned, transferred, pledged, hypothecated or otherwise encumbered during the restricted period applicable to such shares. Except for such restrictions on transfer, a Participant will have all of the rights of a shareholder in respect to restricted shares awarded to him or her including the right to receive any dividends on, and the right to vote, the shares; and (iii) if a Participant ceases to be an employee or consultant of the Company for any reason other than death or permanent disability, all shares theretofore awarded to the Participant which are still subject to the restrictions imposed by provision (ii) above will upon such termination of employment or consultancy be forfeited and transferred back to the Company. If such employment or consultancy is terminated by action of the Company without cause or by agreement between the Company and the Participant, the Administrator may, in its discretion, release some or all of the shares from the restrictions; (iv) if a

Participant ceases to be an employee or consultant of the Company by reason of death or permanent disability, the restrictions will lapse with respect to shares then subject to such restrictions, unless otherwise determined by the Administrator.

    Termination, Duration and Amendments of Plan. The Stock Option Plan may be abandoned or terminated at any time by the Board. Unless sooner terminated, the Stock Option Plan will terminate on the date ten years after its adoption by the Board. The termination of the Stock Option Plan will not affect the validity of any stock option, stock appreciation right or restricted stock outstanding on the date of termination.

    For the purpose of conforming to any changes in applicable law or governmental regulation, or for any other lawful purpose, the Board will have the right, with or without approval of the shareholders of the Company, to amend or revise the terms of the Stock Option Plan at any time; however, no such amendment or revision will, without the consent of the holder thereof, change the stock option price (other than anti-dilution adjustments) or alter or impair any stock option, stock appreciation right or restricted stock which has been previously granted or awarded under the Stock Option Plan.

FEDERAL INCOME TAX CONSEQUENCES OF STOCK INCENTIVE PLANS

    The Company understands that, under current federal income tax rules, awards under the 1996 Performance Incentive Plan and the Non-Employee Director Plan have the consequences described below:

    The rules governing the tax treatment of stock options, stock appreciation rights, restricted stock and shares acquired upon the exercise of stock options and stock appreciation rights are technical. Therefore, the description of federal income tax consequences set forth below is necessarily general in nature and does not purport to be complete. Moreover, statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. Finally, the tax consequences under applicable state and local income tax laws may not be the same as under the federal income tax laws.

    Incentive Options. Incentive Options granted pursuant to the Plan are intended to qualify as "Incentive Options" within the meaning of Section 422 of the Code. If the Participant makes no disposition of the shares acquired pursuant to exercise of an Incentive Option within one year after the transfer of shares to such Participant and within two years from grant of the option, such Participant will realize no taxable income as a result of the grant or exercise of such option, and any gain or loss that is subsequently realized may be treated as long-term capital gain or loss, as the case may be. Under these circumstances, the Company will not be entitled to a deduction for federal income tax purposes with respect to either the issuance of such Incentive Options or the transfer of shares upon their exercise. However, the exercise of an Incentive Option is an item of tax preference and a Participant may have alternative minimum tax liability.

    If shares acquired upon exercise of Incentive Options are disposed of prior to the expiration of the above time periods, the Participant will recognize ordinary income in the year in which the disqualifying disposition occurs, the amount of which will generally be the lesser of (i) the excess of the market value of the shares on the date of exercise over the option price, or (ii) the gain recognized on such disposition. Such amount will ordinarily be deductible by the Company for federal income tax purposes in the same year, provided that the amount constitutes reasonable compensation. In addition, the excess, if any, of the amount realized on a disqualifying disposition over the market value of the shares on the date of exercise will be treated as capital gain.

    Nonqualified Options. A Participant who acquires shares by exercise of a Nonqualified Option generally realizes as taxable ordinary income, at the time of exercise, the difference between the exercise price and the fair market value of the shares on the date of exercise. Such amount will ordinarily be deductible by the Company in the same year, provided that the amount constitutes reasonable compensation. Subsequent appreciation or decline in the value of the shares on the sale or other disposition of the shares will generally be treated as capital gain or loss.

    Stock Appreciation Rights. A Participant generally will recognize income upon the exercise of a stock appreciation right in an amount equal to the amount of cash received and the fair market value of any shares received at the time of exercise, plus the amount of any taxes withheld. Such amount will ordinarily be deductible by the Company in the same year, provided that the amount constitutes reasonable compensation.

    Restricted Stock. A Participant granted shares of restricted stock under the Plan is not required to include the value of such shares in ordinary income until the first time such Participant's rights in the shares are transferable or are not subject to substantial risk of forfeiture, whichever occurs earlier, unless such Participant timely files an election under Section 83(b) of the Code to be taxed on the receipt of the shares. In either case, the amount of such income will be equal to the excess of the fair market value of the stock at the time the income is recognized over the amount (if any) paid for the stock. The Company will ordinarily be entitled to a deduction, in the amount of the ordinary income recognized by the Participant, for the Company's taxable year in which the Participant recognizes such income, provided that the amount constitutes reasonable compensation.

    Withholding Payments. If, upon exercise of a Nonqualified Option or stock appreciation right, or upon the award of restricted stock or the expiration of restrictions applicable to restricted stock, or upon a disqualifying disposition of shares acquired upon exercise of an Incentive Option, the Company must pay amounts for income tax withholding, then in the Committee's sole discretion, either the Company will appropriately reduce the amount of stock or cash to be delivered or paid to the Participant or the Participant must pay such amount to the Company to reimburse the Company for such payment. The Committee may permit a Participant to satisfy such withholding obligations by electing to reduce the number of shares of Common Stock delivered or deliverable to the Participant upon exercise of a stock option or stock appreciation right or award of restricted stock or by electing to tender an appropriate number of shares of Common Stock back to the Company subsequent to exercise of a stock option or stock appreciation right or award of restricted stock (with such restrictions as the Committee may adopt).

EMPLOYMENT AGREEMENTS

On December 31, 1992, the Company entered into an Employment Agreement with Gary
D. Kerber as President and Chief Executive Officer. The Employment Agreement provides for a base salary of $160,000 per year as of March 21, 1992, which salary is reviewed on an annual basis by the Board of Directors of the Company prior to the end of each fiscal year. The Employment Agreement also provides that Mr. Kerber will prepare, on an annual basis for each fiscal year, an appropriate incentive compensation plan for himself and other executive officers of the Company, which plan may be implemented only with the consent of the Board of Directors of the Company. In reviewing such plans, the Compensation Committee of the Board of Directors has considered the appropriateness of the goals presented in light of the Company's past performance and prospects and the reasonableness of the projected compensation in light of the Company's size and potential income levels. The term of the Employment Agreement continues until terminated by either Mr. Kerber or the Company, with or without cause; provided, however, that if the Company terminates the Employment Agreement without cause, the Company will be obligated to pay Mr. Kerber termination pay equal to the greater of $160,000 or an amount based upon a specified fraction of Mr. Kerber's most recent annual fiscal year base compensation (net of incentive or bonus compensation), as determined under the Employment Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

    The table below sets forth, as of March 31, 1998, certain information regarding beneficial ownership of the shares of Common Stock of the Company by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer included in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                    NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      NUMBER     PERCENT
              -------------------------------------------------                 ---------  ---------
              Sprout Capital V(2)(3)...................................          920,005     11.9%
              Sprout Technology Fund(2)(3).............................           19,889        *
              DLJ Venture Capital Fund II, L.P.(2)(3)..................           54,921        *
              Lawrence, Tyrrell, Ortale & Smith(3)(4)..................          995,307     12.9
              Delaware State Employees' Retirement Fund(3)(5)(6)                 637,051      8.2
              Declaration of Trust for Defined Benefit Plans of ICI
                America Holding Inc.(3)(5)(6)..........................          109,178      1.4
              Declaration of Trust for Defined Benefit Plans of Zeneca
                Holding Inc.(3)(5)(6)..................................          132,463      1.7
              Pecks Management Partners Ltd.(5)(6).....................          878,692     11.3
              J. & W. Seligman Co., Incorporated.......................          635,600      8.2
              Wellington Management, Ltd...............................          727,900      9.4
              Gary D. Kerber(3)(7).....................................          352,915      4.4
              Vince Pisano(8)..........................................          182,574      2.3
              Gerry M. Taylor(9).......................................           46,916        *
              Ellen L. Bernhardt(10)...................................           22,167        *
              Gerald T. Kosentos(11)...................................           10,133        *
              Elaine Neely-Eacona(12)..................................           15,500        *
              K. Terry Guthrie(13).....................................            4,000        *
              A. William Benham(14)....................................            7,835        *
              Robert J. Cresci(6)(15)..................................           28,000        *
              Carl S. Hutman(16).......................................           28,340        *
              Richard E. Kroon(17).....................................           28,000        *
              W. Patrick Ortale, III(18)...............................           28,000        *
              All executive officers and directors as a group (11
                persons).......................................                  754,380      9.3%

*     Less than 1%.

--------------------
    (1) Unless otherwise noted, the Company believes that all persons and entities named in the table have sole voting and investment power over the shares of Common Stock listed opposite his, her or its name. The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after March 31, 1998 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
    (2) The address of such entity is 277 Park Avenue, 21st Floor, New York, New York 10172.
    (3) Pursuant to a Coinvestors Agreement, such entity has agreed to vote its shares of Common Stock along with the other parties to such agreement for the election of one director jointly designated by the Pecks Managed Entities (see Note (6) for definition of "Pecks Managed Entities").
    (4) The address of such entity is 200 31st Avenue North, Suite 200, Nashville, Tennessee 37203.
    (5) The address of such entity is c/o Pecks Management Partners Ltd., 1 Rockefeller Plaza, New York, New York 10020.
    (6) Pecks Management Partners Ltd. ("Pecks") is an investment advisor to Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. and Declaration of Trust for Defined Benefit Plans of Zeneca Holding Inc. (collectively, the "Pecks Managed Entities"). As such, Pecks has sole investment and voting power with respect to the shares beneficially owned by such entities. Mr. Cresci, a director of the Company, is a managing partner of Pecks. Pecks disclaims beneficial ownership of such shares.
    (7) Includes 69,463 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
    (8) Includes 58,202 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
    (9) Includes 44,833 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
   (10) Includes 22,167 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
   (11) Includes 10,133 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
   (12) Includes 15,500 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
   (13) Includes 3,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
   (14) Includes 7,835 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
   (15) Includes 28,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.

   (16) Includes 28,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
   (17) Mr. Kroon is the general partner of the general partner of Sprout Capital V, Sprout Technology Fund, and DLJ Venture Capital Fund II, L.P. Excludes 994,815 shares of Common Stock owned, in the aggregate, by such entities. Mr. Kroon disclaims any beneficial ownership. Includes 28,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
   (18) Mr. Ortale is a general partner of Lawrence Venture Partners, the general partner of Lawrence, Tyrrell, Ortale & Smith ("LTOS"). Excludes 637,500 shares of Common Stock owned by LTOS and for which Mr. Ortale disclaims any beneficial ownership. Includes 28,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are Richard E. Kroon, Robert J. Cresci and W. Patrick Ortale, III. No member of the Compensation Committee was at any time during fiscal 1996, or formerly, an officer or employee of the Company or any subsidiary of the Company.

    In July 1991, the Company entered into a Securities Purchase Agreement, dated July 21, 1991, as amended (the "Securities Purchase Agreement"), among the Company and the Pecks Managed Entities, pursuant to which the Delaware Plan, the ICI Trust and the Zeneca Trust loaned $2,900,000, $603,000 and $497,000, respectively, to the Company on a senior subordinated basis in exchange for 13% Senior Subordinated Notes (the "Notes") originally due July 23, 1996 issued by the Company in the aggregate principal face amount of $4,000,000 and warrants (the "Warrants") to purchase an aggregate of 1,333,333 shares of Common Stock at a purchase price equal to the lesser of (i) $3.00 per share or (ii) 70% of the cash purchase price per share of Common Stock in an initial public offering without regard to deductions for underwriting discounts and commissions. In May 1996, the terms of the Warrants were amended to provide for a cashless exercise based on the initial public offering price in the event of a public offering of the Company's Common Stock. In return, the holders agreed to exercise the Warrants simultaneously with the commencement of the initial public offering and to terminate certain "put" provisions originally contained in the Warrants. The modifications were approved by all of the members of the Company's Board of Directors, with Mr. Cresci abstaining. At completion of the IPO, the Pecks Managed Entities beneficially owned more than five percent of the issued and outstanding Common Stock of the Company. In addition, Robert J. Cresci, who is a director of the Company, is a managing director of Pecks, which serves as investment advisor for each of the Pecks Managed Entities. In fiscal 1996, Mr. Cresci served as a member of the Compensation Committee of the Board of Directors of the Company. In connection with the IPO, the Pecks Managed Entities exercised, on a cashless basis, the Warrants to purchase 1,333,333 shares of Common Stock at $3.00 per share, which resulted in the issuance of 933,333 shares of Common Stock in respect of such Warrants. In fiscal years 1997, 1996 and 1995, the Company incurred interest expense on the Notes to the Delaware Plan in the amounts of $149,834, $364,941 and $253,610, respectively, to the ICI Trust in the amounts of $31,155, $75,883 and

$52,733 respectively, and to the Zeneca Trust in the amounts of $25,678, $62,543 and $43,464, respectively. Upon consummation of the IPO, the Company utilized $2,700,000 of the proceeds of this Offering to repay the entire outstanding amount of principal and accrued interest on the Notes.

    In connection with the transactions contemplated by the Securities Purchase Agreement, the Company, the Pecks Managed Entities, the Sprout Group, LTOS and Gary D. Kerber entered into a Coinvestors Agreement (the "Coinvestors Agreement"), dated July 23, 1991, pursuant to which the parties thereto agreed to vote their respective shares of Common Stock of the Company for the election to the Board of Directors of the Company of one person designated by the Pecks Managed Entities, so long as the Pecks Managed Entities collectively held or beneficially owned (i) $750,000 aggregate principal amount of Notes or (ii) 250,000 shares of Common Stock issued or issuable upon exercise of the Warrants.

    In addition, pursuant to a Registration Rights Agreement, dated as of July 23, 1991, as amended (the "Registration Rights Agreement"), the Pecks Managed Entities were granted certain demand registration rights with respect to shares of Common Stock issued or issuable to them upon exercise of the Warrants. Pursuant thereto, upon request of Pecks Managed Entities holding at least 50% (by voting power) of the Warrants (assuming conversion of the Warrants into shares of Common Stock), the Company shall use its best efforts to effect the registration under the Securities Act of Common Stock at such holders' request. The Company is only required to undertake two such registrations. In the event of a registration initiated by the Company or by any other stockholder of the Company holding registration rights, the Company has granted certain "piggy-back" registration rights to the Pecks Managed Entities and must notify the Pecks Managed Entities of such registration and permit the inclusion of any of the Pecks Managed Entities' Common Stock in any such registration if so requested. The number of shares of Common Stock held by the Pecks Managed Entities that must be included in a registration will be determined by the managing underwriter selected by the Company, and Pecks Managed Entities' participation will be subject to a priority cut-back as provided for in the Registration Rights Agreement. The Company has agreed to pay all expenses in connection with such registrations.
    See "Certain Transactions."

                              CERTAIN TRANSACTIONS

    For information regarding transactions among the Company, the Pecks Managed Entities and Robert J. Cresci, who is a director of the Company, see "Compensation Committee Interlocks and Insider Participation."

    In March 1995, the Company entered into a Loan Agreement with Sirrom Capital Corporation ("Sirrom"), pursuant to which Sirrom loaned $2,200,000 to the Company, less expenses of the transaction and a processing fee of $44,000. Upon completion of the IPO, Sirrom owned less than one percent of the Company's outstanding Common Stock. The loan was evidenced by a secured promissory note (the "Secured Note") which matured on March 31, 2000, bore interest at a rate of 14.0% per annum on the unpaid principal amount, and was secured by a blanket security interest in the Company's assets. In fiscal 1997 and 1996, the Company incurred interest expense on the Secured Note of approximately $179,667 and $309,771, respectively. The Secured Note was paid in full with a portion of the net proceeds of the IPO.

    In connection with the issuance of the Secured Note, the Company issued warrants (the "Sirrom Warrants") to Sirrom to acquire up to 141,667 shares of Common Stock, for a purchase price of $.006 per share. The Sirrom Warrants were exercised in connection with the IPO for shares of Common Stock. Pursuant to the Loan Agreement, Sirrom was also made a party to the Registration Rights Agreement, and was granted rights pari passu with the Pecks Managed Entities for purposes of determining its registration rights under such Registration Rights Agreement. Sirrom waived its registration rights with regard to the IPO.

    In July 1993, the Company acquired the Ohio Institute of Photography and Technology, which was previously partially-owned by K. Terry Guthrie, who is an executive officer of the Company. The purchase price for the school was $1,236,000, including amounts paid for covenants not to compete and real estate. Mr. Guthrie received cash of $132,127. In addition, Mr. Guthrie and the Company entered into a three-year consulting agreement pursuant to which Mr. Guthrie received a consulting fee of $23,807 per year through July 1996. Mr. Guthrie also entered into a noncompetition agreement pursuant to which Mr. Guthrie receives $35,000 per year for a five-year term through July 1998. Pursuant to the consulting agreement and the noncompetition agreement, the Company paid Mr. Guthrie $35,000, $46,903 and $58,806 in fiscal years 1998, 1997 and 1996, respectively.

    In September 1991, the Company made a loan to Vince Pisano and Mr. Pisano's wife, Gail Pisano, in the amount of $75,000 pursuant to an Employee Loan Agreement, as amended. The loan did not bear interest and was to be repaid upon the earlier of December 31, 1996 or certain other events. The loan was secured by certain real property owned by Mr. Pisano. If the loan was paid at or prior to its stated maturity, $10,000 of the loan would be cancelled. Mr. Pisano is a Vice President and Chief Financial Officer of the Company. The Company and Mr. Pisano entered into an agreement which permitted Mr. Pisano to repay the loan on its maturity date with Common Stock of the Company owned by Mr. Pisano which stock was valued at its fair market value on the date of repayment. Pursuant to this agreement, during fiscal 1997, Mr. Pisano repaid his loan from the Company in full by transfer of 5,652 shares of Common Stock to the Company.

    In connection with the Company's acquisition of its three schools in Virginia, its school in North Hollywood, California, its three schools in El Paso and San Antonio, Texas and its school in Hagerstown, Maryland, the Company pledged the stock of its acquiring subsidiaries to secure related indebtedness. As of March 31, 1998, the principal amount outstanding of such indebtedness was $1,292,500.

    In connection with the acquisitions of two CHI Institute Schools and four Hesser College Schools, the Company also pledged the stock of the acquiring subsidiaries to secure indebtedness. As of the date of March 31, 1998, the principal amount of such indebtedness was $8,750,000 and $11,000,000 for CHI Institute and Hesser College, respectively.

    On March 31, 1997, the Company acquired the Nebraska Schools by merging a privately held corporation, which previously operated the schools, into a wholly-owned subsidiary of the Company in exchange for 761,263 shares (the "Merger Shares") of the Company's common stock. The Company has filed a registration statement (SEC File No. 333-33025) pursuant to the Securities Act of 1933 (the "Securities Act") with respect to the Merger Shares which was declared effective by the Commission on February 27, 1998, and as of the date of this Form 10-K believes that approximately 291,349 of the Merger Shares, including 19,050 shares held in escrow, remain unsold. Provided this registration statement continues to be effective, such registration statement will enable the holders of the Merger Shares to sell their shares in the public market.

    On February 14, 1998, the Company acquired the CHI Institute Schools. As part of the purchase price, 151,900 shares of the Company's Common Stock were issued to the two major shareholders. The Company filed a registration statement on Form S-3 (SEC File No. 333-47775) on March 11, 1998 with respect to such shares. This registration statement was declared effective by the SEC on April 3, 1998, and provided it continues to be effective, it will enable the holders of such shares to sell their shares in the public market. See "Business -- Fiscal 1998 Acquisitions -- The CHI Institute Acquisition."

    On March 13, 1998, the Company acquired the four Hesser Schools and the real estate in Manchester, New Hampshire, which is the main campus. As part of the purchase price, 202,532 shares of the Company's Common Stock were issued to the two shareholders of Hesser. The Company filed a registration statement on Form S-3 (SEC File No. 333-52451) on May 12, 1998 with respect to such shares. This registration statement was declared effective by the Commission on May 19, 1998, and provided it continues to be effective, it will enable the holders of the such shares to sell their shares in the public market. See "Business -- Fiscal 1998 Acquisitions -- The Hesser Acquisition."

With respect to each transaction between the Company and an affiliate of the Company, a majority of the disinterested members of the Board of Directors determined that such transactions were on terms at least as fair as if they had been consummated with unrelated third parties. The Board of Directors has adopted a policy that prior to entering into any transaction with a related party, a similar determination must be made with respect to such transaction by a majority of the Company's disinterested directors.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS (indexed as F-1 to F-24)

         Report of Independent Auditors
         Consolidated Balance Sheets as of March 31, 1998 and 1997 Consolidated Statements of Operations for the years ended
            March 31, 1998, 1997 and 1996
         Consolidated Statements of Stockholders' Equity for the years ended March 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows for the years ended
            March 31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements

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

(c)      REPORTS ON FORM 8-K:

         Form 8-K filed September 26, 1997 regarding the Company's Annual Meeting of Shareholders and election of Directors.

         Form 8-K filed February 25, 1998 regarding the Company's acquisition of the two CHI Institute located in Broomall and Southampton, Pennsylvania.

         Form 8-K filed February 27, 1998 regarding the restatement of earnings per share pursuant to FASB 128 and SAB 98.

         Form 8-K filed March 30, 1998 regarding the Company's acquisition of four Hesser, Inc. schools located in Manchester, Nashua, Portsmouth, and Salem, New Hampshire.

         Form 8-K/A filed April 30, 1998 regarding financial statements, pro forma financial information, and exhibits in connection with the Company's acquisition of two CHI Institute schools located in Broomall, and Southampton, Pennsylvania.

         Form 8-K/A filed May 27, 1998 regarding financial statements, pro forma financial information, and exhibits in connection with the Company's acquisition of four Hesser, Inc. schools located in Manchester, Nashua, Portsmouth, and Salem, New Hampshire.

         Form 8-K filed June 11, 1998 regarding consolidated financial statements of the Company for the year ended March 31, 1998.

(d )              EXHIBITS

EXHIBIT                       DESCRIPTION
-------                       -----------
3.1 (a)*          Restated Certificate of Incorporation of EMI Acquisition Corp. (See Exhibit 3.1(a) to Amendment No. 1 to
                  Registration Statement on Form S-1 filed with the Commission on September 20, 1996.)
3.1 (b)*          Certificate of Amendment of Certificate of Incorporation of EMI Acquisition Corp. (See Exhibit 3.1(b)
                  to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
3.1 (c)*          Second Amendment to Restated Certificate of Incorporation of Educational Medical, Inc. (See Exhibit 3.1(c)
                  to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
3.1 (d)*          Third Amendment to Restated Certificate of Incorporation of Educational Medical, Inc. (See Exhibit 3.1(d)
                  to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
3.1 (e)*          Fourth Amendment to Restated Certificate of Incorporation of Educational Medical, Inc. (See Exhibit 3.1(e)
                  to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
3.1 (f)*          Fifth Amendment to Restated Certificate of Incorporation of Educational Medical, Inc. (See Exhibit
                  3.1(f) to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22,
                  1996.)
3.1 (g)*          Sixth Amendment to Restated Certificate of Incorporation of Educational Medical, Inc. (See Exhibit
                  3.1(g) to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22,
                  1996.)
3.1 (h)*          Seventh Amendment to Restated Certificate of Incorporation of Educational Medical, Inc.(See Exhibit
                  3.1(h) to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22,
                  1996.)
3.1 (i)*          Eighth Amendment to Restated Certificate of Incorporation of Educational Medical, Inc. (See Exhibit
                  3.1(i) to Amendment No.3 to Registration Statement on Form S-1 filed with the Commission on October 22,
                  1996.)
3.2*              Restated By-Laws of the Company. (See Exhibit 3.2 to Amendment No. 3 to Registration Statement on Form
                  S-1 filed with the Commission on October 22, 1996.)

4.1*              Form of Common Stock Certificate. (See Exhibit 4.1 to Amendment No. 3 to Registration Statement on
                  Form S-1 filed with the Commission on October 22, 1996.)
10.1*             Securities Purchase Agreement, dated as of July 23, 1991, by and among the Company and the Pecks
                  Managed Entities. (See Exhibit 10.1 to Registration Statement on Form S-1 filed with the
                  Commission on August 8, 1996.)
10.2*             Promissory Note R-002, dated as of July 16, 1991, in the principal amount of $2,900,000 issued by the Company in favor of NAP & Company. (See Exhibit 10.2 to Amendment No. 3 Registration
                  Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.3*             Promissory Note R-003, dated as of July 23, 1991, in the principal amount of $603,000 issued by the Company in favor of Fuelship & Company. (See Exhibit 10.3 to Registration Statement on Form
                  S-1 filed with the Commission  on August 8, 1996.)
10.4*             Promissory Note R-004, dated as of July 23, 1991, in the principal amount of $497,000 issued by the Company in favor of Fuelship & Company. (See Exhibit 10.4 to Registration Statement on Form
                  S-1 filed with the Commission on August 8, 1996.)
10.5*             Allonge to Promissory Note R-002, dated as of March 31, 1995. (See Exhibit 10.5 to Registration
                  Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.6*             Allonge to Promissory Note R-003, dated as of March 31, 1995. (See Exhibit 10.6 to Registration
                  Statement  on Form S-1 filed with the Commission on August 8, 1996.)
10.7*             Allonge to Promissory Note R-004, dated as of March 31, 1995. (See Exhibit 10.7 to Registration
                  Statement  on Form S-1 filed with the Commission on August 8, 1996.)
10.8*             Warrant No. R-001 to purchase Common Stock issued to Fuelship & Company. (See Exhibit 10.8 to
                  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.9*             Warrant No. R-002 to purchase Common Stock issued to NAP & Company. (See Exhibit 10.8 to
                  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.10*            Warrant No. E-007 to purchase Common Stock issued to Equitable Securities Corporation. (See
                  Exhibit 10.10 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.11*            First Amendment to Securities Purchase Agreement, dated as of March 31, 1995, by and among the
                  Company and the Pecks Managed Entities. (See Exhibit 10.11 to Registration Statement on Form S-1
                  filed with the Commission on August 8, 1996.)
10.12*            Loan Agreement, dated as of March 31, 1995, by and between the Company, each of its subsidiaries, and Sirrom. (See Exhibit 10.12 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.13*            Letter Addendum to Loan Agreement, dated as of March 31, 1995, between the Company, each of its subsidiaries, and Sirrom. (See Exhibit 10.13 to Registration Statement on Form S-1 filed with the
                  Commission on August 8, 1996.)
10.14*            Secured Promissory Note, dated as of March 31, 1995, in the principal amount of $2,200,000, issued by the Company and each of its subsidiaries in favor of Sirrom. (See Exhibit 10.14 to
                  Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22,
                  1996.)
10.15*            Security Agreement, dated as of March 31, 1995, among the Company, each of its subsidiaries, and
                  Sirrom.  (See Exhibit 10.15 to Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.16*            Stock Purchase Warrant to purchase Common Stock of the Company issued to Sirrom, dated as of
                  March 31, 1995. (See Exhibit 10.16 to Registration Statement on Form S-1 filed with the
                  Commission on August 8, 1996.)
10.17*            Pledge Agreement, dated as of March 31, 1995, between the Company and Sirrom. (See Exhibit 10.17 to Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)

10.18*            Agreement in Respect of Warrant, dated as of March 31, 1995, among NAP & Company, the Company and
                  Sirrom. (See Exhibit 10.18 to Registration Statement on Form S-1 filed with the Commission on
                  August 8, 1996.)
10.19*            Agreement in Respect of Warrant, dated as of March 31, 1995, among Fuelship & Company, the
                  Company and Sirrom.  (See Exhibit 10.19 to Registration Statement on Form S-1 filed with the
                  Commission on August 8, 1996.)
10.20*            Registration Rights Agreement, dated as of July 23, 1991, by and among the Company, the Sprout
                  Group, LTOS, and the Pecks Managed Entities (See Exhibit 10.20 to Registration Statement on Form
                  S-1 filed with the Commission on August 8, 1996.)
10.21*            First Amendment to Registration Rights Agreement, dated as of March 31, 1995, by and among the
                  Company, the Sprout Group, LTOS, the Pecks Managed Entities and Sirrom. (See Exhibit 10.21 to
                  Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.22*            Coinvestors Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group,
                  LTOS, the Pecks Managed Entities and Investech, L.P. (See Exhibit 10.22 to Registration Statement
                  on Form S-1 filed with the Commission on August 8, 1996.)
10.23*            Letter Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group, LTOS and
                  Investech, L.P.  (See Exhibit 10.23 to Registration Statement on Form S-1 filed with the
                  Commission on August 8, 1996.)
10.24*            Business Loan Agreement, dated as of July 14, 1993, between Bank One, Dayton, N.A. and OIOPT
                  Acquisition Corp.  (See Exhibit 10.24 to Registration Statement on Form S-1 filed with the
                  Commission on August 8, 1996.)
10.25*            Business Purpose Promissory Note, dated as of July 14, 1993, in the principal amount of $720,000 issued by OIOPT Acquisition Corp. in favor of Bank One, Dayton, N.A., and guaranteed by the
                  Company. (See Exhibit 10.25 to Registration Statement on Form S-1 filed with the Commission on
                  August 8, 1996.)
10.26*            Mortgage, dated as of July 14, 1993, by OIOPT Acquisition Corp., (Mortgagor), to Bank One,
                  Dayton, N.A., (Mortgagee), guaranteed by the Company. (See Exhibit 10.26 to Registration
                  Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.27*            Pledge Agreement, dated as of July 14, 1993, among the Company, Ohio Institute of Photography and
                  Technology, Inc. and OIOPT Acquisition Corp. (See Exhibit 10.27 to Registration Statement on Form
                  S-1 filed with the Commission on August 8, 1996.)
10.28*            Asset Purchase Agreement, dated as of June 23, 1993, among the Company, OIOPT Acquisition Corp.,
                  Ohio Institute of Photography and Technology, Inc., K. Terry Guthrie, Richard L. Cretcher,
                  Stephen T. McLain, Gerald D. Guthrie and James R. Madden. (See Exhibit 10.28 to Registration
                  Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.29*            Amendment to Business Loan Agreement, dated as of August 28, 1995, by and between OIOPT
                  Acquisition Corp. and Bank One, Dayton, N.A., with the Company as guarantor. (See Exhibit 10.29 to Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.30*            Promissory Note Modification Agreement, dated as of August 28, 1995, by and between OIOPT
                  Acquisition Corp. and Bank One, Dayton, N.A., with the Company as guarantor. (See Exhibit 10.30 to Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.31*            Amendment to Business Loan Agreement, dated as of August 28, 1995, by and between OIOPT
                  Acquisition Corp. and Bank One, Dayton, N.A., and the Company as guarantor. (See Exhibit 10.39 to
                  Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22,
                  1996.)
10.32*            Employment Agreement, dated as of December 31, 1992, between the Company and Gary D. Kerber. (See
                  Exhibit 10.42 to Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)

10.33*            Letter Agreement, dated November 21, 1988 between the Company and Robert L. Heidrich concerning the granting of options. (See Exhibit 10.52 to Registration Statement on Form S-1 filed with the
                  Commission on August 8, 1996.)
10.34*            1996 Stock Incentive Plan of the Company. (See Exhibit 10.53 to Amendment No. 1 to Registration
                  Statement on Form S-1 filed with the Commission on September 20, 1996.)
10.35*            Non-employee Director Stock Option Plan of the Company. (See Exhibit 10.54 to Amendment No. 1 to
                  Registration Statement on Form S-1 filed with the Commission on September 20, 1996.)
10.36*            Letter Agreement, dated April 6, 1995 between the Company and Equitable Securities Corporation amending the maturity date of Warrant No. E-007. (See Exhibit 10.55 to Registration Statement on
                  Form S-1 filed with the Commission on August 8, 1996.)
10.37*            Asset Purchase Agreement, dated as of September 6, 1996, among the Company, SACMD Acquisition
                  Corp., San Antonio College of Medical and Dental Assistants, Inc., Career Centers of Texas -- El
                  Paso, Inc. and Mr. Comer Alden. (See Exhibit 10.56 to Amendment No. 1 to Registration Statement
                  on Form S-1 filed with the Commission on September 20, 1996.)
10.38*            Letter of Commitment, dated August 22, 1996, from Bank of America to the Company concerning the
                  Proposed Bank Line of Credit. (See Exhibit 10.57 to Amendment No. 1 to Registration Statement on
                  Form S-1 filed with the Commission on September 20, 1996.)
10.39*            Asset Purchase Agreement dated December 12, 1996, as amended, between the Company, HBC
                  Acquisition Corp. and O/E Learning, Inc. (including all exhibits) (See Exhibit 10.1 to the
                  Company's Form 8-K filed with the Commission on January 15, 1997.)
10.40*            Executed Form of Second Payment Note in the amount of $1,350,000 from HBC to O/E (See Exhibit
                  10.2 to the Company's Form 8-K filed with the Commission on January 15, 1997.)
10.41*            Executed Form of Pledge Agreement (See Exhibit 10.3 to the Company's Form 8-K filed with the
                  Commission on January 15, 1997.)
10.42*            Executed Form of Assumption Agreement (See Exhibit 10.4 to the Company's Form 8-K filed with the
                  Commission on January 15, 1997.)
10.43*            Executed Form of Bill of Sale (See Exhibit 10.5 to the Company's Form 8-K filed with the
                  Commission on January 15, 1997.)
10.44*            Agreement and Plan of Reorganization dated as of March 29, 1997, by and among the Company,
                  Nebraska Acquisition Corp. and Educational Management, Inc. with attached Exhibit A - Plan of
                  Merger (See Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 15, 1997.)
10.45*            Escrow Agreement dated as of March 29, 1997 by and among the Company, Acquisition and Richard O.
                  Wikert, the Lila Rhude Trust, the Scott L. Rhude Trust, the A. Lauren Rhude Trust, Roger B.
                  Bojens and Sacks Tierney, P.A. as Escrow Agent. (See Exhibit 10.5 to the Company's Form 8-K
                  filed with the Commission on April 15, 1997.)
10.46*            Business Loan Agreement dated as of February 25,1997 between Bank of America, FSB and the
                  Company (See Exhibit 10.46 to the Company's Form 10-K filed with the Commission on June 30,
                  1997.)
10.47*            Stock Pledge Agreement dated as of February 25, 1997 between Bank of America, FSB and the Company
                  (See Exhibit 10.47 to the Company's Form 10-K filed with the Commission on June 30, 1997.)
10.48*            Security Agreement dated as of February 25, 1997 between Bank of America, FSB and the Company
                  (See Exhibit 10.48 to the Company's Form 10-K filed with the Commission on June 30, 1997.)

10.49*   First Amendment to Business Loan Agreement dated as of June 30, 1997 between Bank of America, FSB and the
         Company (See Exhibit 10.49 to Amendment No. 1 to the Company's Form S-1 filed with the Commission on Sept,
         22. 1997.)
10.50*   Stock Purchase Agreement dated February 14, 1998 among the Company, Computer Hardware Service Company,
         Inc. and CHI Acquisition Corp. (See Exhibit 10.1 to the Company's Form 8-K filed with the Commission on
         February 25, 1998.)
10.51*   Amendment to Mortgage Loam Promissory Note, dated as of September 12, 1994, by and between the Company and Vince and Gail Pisano. (See Exhibit 10.51 to Registration Statement on Form S-1 filed with the
         Commission on August 8, 1996.)
10.52*   Second Payment Note from the Company and CHI Acquisition Corp. to sellers of Computer Hardware Service
         Company, Inc. (See Exhibit 10.2 to the Company's Form 8-K filed with the Commission on February 25, 1998.)
10.53*   Purchase Money Promissory Note from the Company and CHI Acquisition Corp. to sellers of Computer Hardware
         Service Company, Inc. (See Exhibit 10.3 to the Company's Form 8-K filed with the Commission on February
         25, 1998.)
10.54*   Pledge Agreement from the Company to sellers of Computer Hardware Service Company, Inc. (See Exhibit 10.4
         to the Company's Form 8-K filed with the Commission on February 25, 1998.)
10.55*   Security Agreement among the Company, CHI Acquisition Corp. and sellers of Computer Hardware Service
         Company, Inc. (See Exhibit 10.5 to the Company's Form 8-K filed with the Commission on February 25, 1998.)
10.56*   Registration Rights Agreement between the Company and sellers of Computer Hardware Service Company, Inc.
         (See Exhibit 10.6 to the Company's Form 8-K filed with the Commission on February 25, 1998.)
10.57*   Stock Power from the sellers of Computer Hardware Service Company, Inc. to the Company (See Exhibit 10.7
         to the Company's Form 8-K filed with the Commission on February 25, 1998.)
10.58*   Sellers' Subordination Agreement from the sellers of Computer Hardware Service Company, Inc. to the
         Company and the Company's lender. (See Exhibit 10.8 to the Company's Form 8-K filed with the Commission on
         February 25, 1998.)
10.59*   Stock Purchase Agreement dated March 13, 1998 in connection with the Hesser Acquisition. (See Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 30, 1998.)
10.60*   Legal Description of the Hesser Acquisition property. (See Exhibit 10.2 to the Company's Form 8-K filed with the Commission on March 30, 1998.)
10.61*   Second Payment Note from the Company to the sellers of Hesser, Inc. (See Exhibit 10.3 to the Company's
         Form 8-K filed with the Commission on March 30, 1998.)
10.62*   List of Shareholders of Hesser, Inc. (See Exhibit 10.4 to the Company's Form 8-K filed with the
         Commission on March 30, 1998.)
10.63*   Form of Registration Rights Agreement between the Company and the sellers of Hesser, Inc. (See Exhibit
         10.5 to the Company's Form 8-K filed with the Commission on March 30, 1998.)
10.64*   Form of Employment Agreement between the Company and the sellers of Hesser, Inc. (See Exhibit 10.6 to the
         Company's Form 8-K filed with the Commission on March 30, 1998.)
10.65*   Form of Non-Competition Agreement between the Company and the sellers of Hesser, Inc. (See Exhibit 10.7 to the Company's Form 8-K filed with the Commission on March 30, 1998.)
10.66*   Stock Power from the sellers of Hesser, Inc. to the Company. (See Exhibit 10.8 to the Company's Form 8-K
         filed with the Commission on March 30, 1998.)
10.67*   Amendment to Bank Agreement dated as of March 31, 1998 between Bank of America, FSB and the Company. (See
         Exhibit 10.9 to the Company's Form 8-K filed with the Commission on March 30, 1998.)
10.68*   Form of Indemnification Agreement between the Company and its Directors. (Filed with Amendment No. 1 to
         Form S-1 filed with the Commission on June 9, 1998.)
10.69*   Amended and Restated Escrow Agreement between the Company and the Sellers of Hesser, Inc. (Filed with
         Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.70*   Letter Modification of Non-Competition Agreement between the Company and Madeline Galeucia. (Filed with
         Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.71*   Letter Agreement and attached Non-Negotiable Promissory Note in the amount of $250,000 between the Company and the Sellers of Hesser, Inc. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on
         June 9, 1998.)
10.72*   Non-Negotiable Promissory Notes in the aggregate amount of $1,500,000 between the Company and the Sellers of Hesser, Inc.  (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
23.1     Consent of Ernst & Young LLP
27.1     Financial Data Schedule (for SEC use only)
99.1*    Report of Winther, Stave & Co., LLP (See EX. 99.1 to the Company's Form 10-K filed with the Commission on
         June 30, 1997.)
99.2*    Report of Winther, Stave & Co., LLP (See EX 99.2 to the Company's Form 10-K filed with the Commission on
         June 30, 1997).
99.3*    Report of Winther, Stave & Co., LLP (See EX. 99.3 to the Company's Form 10-K filed with the Commission on
         June 30, 1997.)


*The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.

                                   ITEM 14 (D)
                                   SCHEDULE II

                            EDUCATIONAL MEDICAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                          BALANCE AT    ADDITIONS CHARGED
                         BEGINNING OF     TO COSTS AND         CHARGED TO                         BALANCE AT END
                             YEAR          EXPENSES          OTHER ACCOUNTS (1)  NET DEDUCTIONS      OF YEAR
                         ------------  -------------------   -----------------   --------------   --------------
Allowance for doubtful
  accounts:
  Year ended March 31,
     1998................  $  922,704     $1,151,669         $1,323,372           $1,103,520       $2,294,225(2)
  Year ended March 31,
     1997................     974,357      1,239,151            240,475            1,531,279          922,704
  Year ended March 31,
     1996................   1,021,167      1,270,565                 --            1,317,375          974,357

------------------------
(1) Principally represents allowances for losses on trade accounts of acquired companies at the date of acquisition.

(2) Represents allowances for losses on trade accounts and notes receivable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EDUCATIONAL MEDICAL, INC.
                                         (Registrant)


Date: June 30, 1998                     By: /s/ Gary D. Kerber
                                           --------------------------------
                                            Gary D. Kerber
                                            Chairman of the Board, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                          DATE

 /s/ Gary D. Kerber
--------------------------  President, Chief Executive           June 30, 1998
Gary D. Kerber              Officer and Chairman
                            of the Board (Principal
                            Executive Officer)

/s/ Vince Pisano
--------------------------  Vice President and Chief             June 30, 1998
Vince Pisano                Financial Officer

/s/ Robert J. Cresci
--------------------------  Director                             June 30, 1998
Robert J. Cresci

/s/ Carl S. Hutman
--------------------------  Director                             June 30, 1998
Carl S. Hutman

/s/ W. Patrick Ortale, III
--------------------------  Director                             June 30. 1998
W. Patrick Ortale, III


/s/ Richard E. Kroon
--------------------------  Director                             June 30, 1998
Richard E. Kroon

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES
Report of Independent Auditors..............................   F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 1998 and 1997...   F-3
Consolidated Statements of Income for the years ended March
  31, 1998, 1997 and 1996...................................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1998, 1997 and 1996.................   F-5
Consolidated Statements of Cash Flows for the years ended
  March 31, 1998, 1997 and 1996.............................   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Educational Medical, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Educational Medical, Inc. and subsidiaries as of March 31, 1997 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Nebraska Acquisition Corporation, a wholly-owned subsidiary, or its predecessors (Educational Management, Inc. and Wikert and Rhude, a general partnership) acquired by Educational Medical, Inc. on March 31, 1997 in a business combination accounted for as a pooling of interests as described in
Note 4 to the consolidated financial statements, which statements reflect total assets of approximately $5,681,000 as of March 31, 1997, and total net revenues of approximately $4,695,000, and $6,012,000 for the years ended March 31, 1996 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Nebraska Acquisition Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Educational Medical, Inc. and subsidiaries at March 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 /s/ ERNST & YOUNG LLP
                                          --------------------------------------

Atlanta, Georgia
June 2, 1998

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       MARCH 31,
                                                               --------------------------
                                                                  1998           1997
                                                               -----------    -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $21,445,782    $14,047,889
  Restricted cash...........................................       384,295             --
  Trade accounts receivable, less allowance for doubtful
    accounts of $1,968,218 and $922,704, respectively.......     6,490,004      5,238,742
  Notes receivable..........................................       622,800             --
  Prepaid expenses and other current assets.................     2,821,970      1,149,146
  Income taxes receivable...................................            --        155,542
  Deferred income tax assets................................       702,814      1,208,669
                                                               -----------    -----------
         Total current assets...............................    32,467,665     21,799,988
Notes receivable, less allowance for doubtful accounts of
  $326,007 and $0, respectively.............................       737,132             --
Property and equipment, net.................................    13,644,236      7,617,958
Deferred debt issuance costs, net of accumulated
  amortization of $112,143 and $0, respectively.............       275,538        297,492
Covenants not to compete, net of accumulated amortization of
  $1,481,359 and $1,194,238, respectively...................       945,033      1,082,987
Goodwill and other intangible assets, net of accumulated
  amortization of $7,949,081 and $7,063,793, respectively...    31,273,709     10,152,625
Deferred income tax assets..................................     1,777,824        944,629
Other assets................................................       176,855        176,855
                                                               -----------    -----------
         Total assets.......................................   $81,297,992    $42,072,534
                                                               ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   682,310    $   820,784
  Other amounts due to sellers..............................     3,517,602             --
  Accrued compensation......................................     1,241,079        858,049
  Other accrued expenses....................................     2,139,830      2,486,532
  Deferred tuition income...................................     5,095,954      3,184,225
  Current portion of notes payable and long-term debt.......    14,837,203      3,964,851
                                                               -----------    -----------
         Total current liabilities..........................    27,513,978     11,314,441
Notes payable and long-term debt, less current portion......    17,109,568      2,163,880
Other liabilities...........................................     1,002,465        394,145
                                                               -----------    -----------
         Total liabilities..................................    45,626,011     13,872,466
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued
    and outstanding.........................................            --             --
  Common stock, $.01 par value -- authorized 15,000,000
    shares, 7,729,529 and 7,418,100 shares issued and
    outstanding at March 31, 1998 and 1997, respectively....        77,295         74,181
  Additional paid-in capital on common stock................    33,739,114     30,222,776
  Retained earnings (accumulated deficit)...................     1,855,572     (1,996,889)
  Less treasury stock, at cost, none at March 31, 1998,
    34,817 common shares at March 31, 1997, ................            --       (100,000)
                                                               -----------    -----------
         Total stockholders' equity.........................    35,671,981     28,200,068
                                                               -----------    -----------
         Total liabilities and stockholders' equity.........   $81,297,992    $42,072,534
                                                               ===========    ===========

                            See accompanying notes.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEAR ENDED MARCH 31,
                                                                ---------------------------------------
                                                                   1998          1997          1996
                                                                -----------   -----------   -----------
Net revenues................................................    $59,675,509   $49,449,680   $43,346,533
School operating costs:
  Cost of education and facilities..........................     27,086,555    23,150,599    19,650,937
  Selling and promotional...................................      8,643,485     7,530,741     6,533,229
  Provision for losses on accounts and notes receivable.....      1,151,669     1,239,151     1,270,565
  General and administrative expenses.......................     15,424,764    12,802,441    11,098,422
Amortization of goodwill and intangibles....................      1,284,552       886,268       882,953
Other expenses:
  Legal defense and settlement costs........................             --            --     1,115,000
  Loss on closure or relocation of schools..................             --       143,585        50,000
  Impairment of goodwill and intangibles....................             --            --       764,000
  Merger expenses...........................................             --       391,453            --
                                                                -----------   -----------   -----------
Income from operations......................................      6,084,484     3,305,442     1,981,427
Interest (income) expense, net (net of interest expense of
  $282,870 in 1998, and net of interest income of $476,194
  in 1997, and $171,870 in 1996)............................       (252,750)      284,162       822,434
                                                                -----------   -----------   -----------
Income before income taxes and extraordinary item...........      6,337,234     3,021,280     1,158,993
Provision (benefit) for income taxes........................      2,484,773      (845,363)      632,185
                                                                -----------   -----------   -----------
Net income before extraordinary item........................      3,852,461     3,866,643       526,808
Extraordinary item -- loss on early extinguishment of debt,
  net of income taxes.......................................             --       308,683            --
                                                                -----------   -----------   -----------
Net income..................................................    $ 3,852,461   $ 3,557,960   $   526,808
                                                                ===========   ===========   ===========
Pro forma income tax data:
  Income before income taxes and extraordinary item.........                  $ 3,021,280   $ 1,158,993
  Provision (benefit) for income taxes......................                      408,951      (486,505)
                                                                              -----------   -----------
  Income before extraordinary item..........................                    2,612,329       672,488
  Extraordinary item, net of income taxes...................                      308,683            --
                                                                              -----------   -----------
  Pro forma net income......................................                  $ 2,303,646   $   672,488
                                                                              ===========   ===========
Earnings per share:
  Basic:
    Income before extraordinary item........................    $      0.52   $      0.58   $      0.28
    Extraordinary item......................................             --         (0.07)           --
                                                                -----------   -----------   -----------
    Net income..............................................    $      0.52   $      0.51   $      0.28
                                                                ===========   ===========   ===========
    Weighted average number shares outstanding..............      7,382,307     4,484,492     2,371,041
                                                                ===========   ===========   ===========
  Diluted:
    Income before extraordinary item........................    $      0.51   $      0.41   $      0.13
    Extraordinary item......................................             --         (0.05)           --
                                                                -----------   -----------   -----------
    Net income..............................................    $      0.51   $      0.36   $      0.13
                                                                ===========   ===========   ===========
    Weighted average number of shares outstanding...........      7,612,155     6,447,265     5,181,867
                                                                ===========   ===========   ===========

                            See accompanying notes.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       ADDITIONAL
                                                        PAID-IN                ADDITIONAL
                                                       CAPITAL ON                PAID-IN       COMMON        RETAINED
                                        CONVERTIBLE   CONVERTIBLE              CAPITAL ON       STOCK        EARNINGS
                                         PREFERRED     PREFERRED     COMMON      COMMON       PURCHASE     (ACCUMULATED   TREASURY
                                           STOCK         STOCK        STOCK       STOCK       WARRANTS       DEFICIT)       STOCK
                                        -----------   ------------   -------   -----------   -----------   ------------   ---------
Balance at March 31, 1995.............   $ 10,230     $ 6,732,160    $24,381   $    42,424   $ 2,431,802   $(2,610,404)   $ (35,000)
  Accretion of value of common stock
    purchase warrants.................         --              --        --             --       406,346      (406,346)          --
  Distributions to former Nebraska
    Shareholders......................         --              --        --             --            --      (853,173)          --
  Net income..........................         --              --        --             --            --       526,808           --
                                         --------     -----------    -------   -----------   -----------   -----------    ---------
Balance at March 31, 1996.............     10,230       6,732,160    24,381         42,424     2,838,148    (3,343,115)     (35,000)
  Accretion of value of common stock
    purchase warrants.................         --              --        --             --       281,398      (281,398)          --
  Issuance of common stock in
    connection with initial public
    offering..........................         --              --    22,000     19,238,000            --            --           --
  Conversion of note receivable to
    treasury stock....................         --              --        --             --            --            --      (65,000)
  Exercise of common stock purchase
    warrants..........................         --              --     1,417        367,583      (368,150)           --           --
  Cashless exercise of common stock
    purchase warrants.................         --              --     9,333      2,742,063    (2,751,396)           --           --
  Conversion of convertible preferred
    stock to common stock.............    (10,230)     (6,732,160)   17,050      6,725,340            --            --           --
  Distributions to former Nebraska
    Shareholders......................         --              --        --             --            --    (1,236,970)          --
  Reclassification of undistributed
    Nebraska S Corporation earnings to
    additional paid-in capital........         --              --        --        693,366            --      (693,366)          --
  Recognition of deferred income tax
    assets related to termination of
    Nebraska Subchapter S Corporation
    status upon consummation of
    pooling of interests..............         --              --        --        414,000            --            --           --
  Net income..........................         --              --        --             --            --     3,557,960           --
                                         --------     -----------    -------   -----------   -----------   -----------    ---------
Balance at March 31, 1997.............         --              --    74,181     30,222,776            --    (1,996,889)    (100,000)
  Issuance of common stock in
    connection with acquisitions......         --              --     3,544      3,496,456            --            --           --
  Exercise of common stock options....         --              --       351        119,101            --            --           --
  Treasury shares retired.............         --              --      (349)       (99,651)           --            --      100,000
  Shares returned from escrow and
    retired...........................         --              --      (432)           432            --            --           --
  Net income..........................         --              --        --             --            --     3,852,461           --
                                         --------     -----------    -------   -----------   -----------   -----------    ---------
Balance at March 31, 1998.............   $     --     $        --    $77,295   $33,739,114   $        --   $ 1,855,572    $      --
                                         ========     ===========    =======   ===========   ===========   ===========    =========


                                           TOTAL
                                        -----------
Balance at March 31, 1995.............  $ 6,595,593
  Accretion of value of common stock
    purchase warrants.................           --
  Distributions to former Nebraska
    Shareholders......................     (853,173)
  Net income..........................      526,808
                                        -----------
Balance at March 31, 1996.............    6,269,228
  Accretion of value of common stock
    purchase warrants.................           --
  Issuance of common stock in
    connection with initial public
    offering..........................   19,260,000
  Conversion of note receivable to
    treasury stock....................      (65,000)
  Exercise of common stock purchase
    warrants..........................          850
  Cashless exercise of common stock
    purchase warrants.................           --
  Conversion of convertible preferred
    stock to common stock.............           --
  Distributions to former Nebraska
    Shareholders......................   (1,236,970)
  Reclassification of undistributed
    Nebraska S Corporation earnings to
    additional paid-in capital........           --
  Recognition of deferred income tax
    assets related to termination of
    Nebraska Subchapter S Corporation
    status upon consummation of
    pooling of interests..............      414,000
  Net income..........................    3,557,960
                                        -----------
Balance at March 31, 1997.............   28,200,068
  Issuance of common stock in
    connection with acquisitions......    3,500,000
  Exercise of common stock options....      119,452
  Treasury shares retired.............           --
  Shares returned from escrow and
    retired...........................           --
  Net income..........................    3,852,461
                                        -----------
Balance at March 31, 1998.............  $35,671,981
                                        ===========

                            See accompanying notes.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED MARCH 31,
                                                            -----------------------------------------
                                                               1998           1997           1996
                                                            -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income..............................................    $ 3,852,461    $ 3,557,960    $   526,808
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation..........................................      1,617,897      1,330,180      1,104,039
  Amortization of other assets..........................      1,284,552        886,555        931,076
  Extraordinary item -- loss on early extinguishment of
     debt, net of income taxes..........................             --        308,683             --
  Loss on closure or relocation of schools..............             --         25,000         50,000
  Impairment of goodwill and intangibles................             --             --        764,000
  Provision for losses on accounts and notes
     receivable.........................................      1,151,669      1,239,151      1,270,565
  Deferred income taxes.................................        430,460     (1,563,995)            --
  Amortization of discount on long-term debt............             --         72,044        123,567
  Changes in operating assets and liabilities, net of
     assets acquired and liabilities assumed:
     Restricted cash....................................             --        610,000       (235,000)
     Accounts receivable................................         22,255     (1,885,940)      (673,666)
     Income taxes receivable............................        155,542       (155,542)            --
     Prepaid expenses...................................       (756,631)       (68,651)       (60,224)
     Notes receivable...................................     (1,478,790)            --             --
     Other assets.......................................        155,269         62,297        (40,292)
     Accounts payable and accrued expenses..............     (3,133,196)       708,334        (61,741)
     Deferred tuition income............................     (1,438,135)    (1,826,398)       202,430
     Other liabilities..................................        495,932       (563,021)       305,713
                                                            -----------    -----------    -----------
Net cash provided by operating activities...............      2,359,285      2,736,657      4,207,275
INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired...........      2,192,983     (1,400,000)            --
Purchases of property and equipment.....................     (2,199,621)    (2,079,501)    (1,342,638)
                                                            -----------    -----------    -----------
Net cash used in investing activities...................         (6,638)    (3,479,501)    (1,342,638)
FINANCING ACTIVITIES:
Issuance of common stock................................             --     19,260,000             --
Proceeds from notes payable and long-term debt..........      9,000,000        532,295        391,837
Principal payments on acquisition notes payable.........     (3,984,017)    (1,890,493)    (1,404,160)
Proceeds from exercise of common stock purchase
  warrants..............................................             --            850             --
Proceeds from exercise of common stock options..........        119,452             --             --
Principal payments on senior subordinated debt..........             --     (5,000,000)      (500,000)
Increase in deferred financing costs....................        (90,189)      (297,492)       (86,222)
Distributions to former Nebraska Shareholders...........             --     (1,023,472)      (790,193)
                                                            -----------    -----------    -----------
Net cash (used in) provided by financing activities.....      5,045,246     11,581,688     (2,388,738)
                                                            -----------    -----------    -----------
Increase in cash and cash equivalents...................      7,397,893     10,838,844        475,899
Cash and cash equivalents at beginning of year..........     14,047,889      3,209,045      2,733,146
                                                            -----------    -----------    -----------
Cash and cash equivalents at end of year................    $21,445,782    $14,047,889    $ 3,209,045
                                                            ===========    ===========    ===========

                            See accompanying notes.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1. ORGANIZATION AND NATURE OF BUSINESS

     Educational Medical, Inc. (the "Company") operates diversified career-oriented postsecondary education schools. The Company offers diploma and, in certain locations, degree programs through its 24 schools located in ten states. The Company's schools offer degree and diploma programs designed to provide enrolled students with the knowledge and skills necessary for entry level employment in the fields of healthcare, business, information technology, fashion and design.

     Approximately 38%, 13%, 12%, and 11% of the Company's fiscal 1998 net revenues were derived from its schools in California, Nebraska, Texas, and Pennsylvania, respectively. No other schools in a single state represented over 10% of net revenues for the year ended March 31, 1998. Approximately 73% of the Company's fiscal 1998 cash receipts were derived from Title IV programs as provided for by the Higher Education Act of 1965, as amended. Cash receipts approximated 96% of the Company's net revenues in fiscal 1998.

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

CASH AND CASH EQUIVALENTS/RESTRICTED CASH

     Cash equivalents include overnight investments in a bank. These investments are recorded at cost, which approximates market. The Company considers investments with maturities of three months or less at the date of purchase to be cash equivalents for purposes of the statements of cash flows.

     At March 31, 1998 and 1997, the Company held $16,207,676 and $13,515,475, respectively, in cash balances at certain financial institutions which amounts were in excess of the $100,000 federally insured amounts. The Company monitors the financial condition of these institutions since it is exposed to credit risk for such excess amounts, however, at this time the Company does not believe any of these institutions present such risk.

     Restricted cash represents amounts received from the New Hampshire Higher Education Assistance Foundation (NHHEAF) for student loans which will be credited to individual student's account receivable balances once the student enrolls at the College. Loan disbursements received for students who do not ultimately enroll at the College are required to be returned to the NHHEAF. The corresponding liability for these undisbursed loan proceeds has been recorded as deferred tuition income in the accompanying consolidated balance sheet.

NOTES RECEIVABLE

     Notes receivable consist of promissory notes with varying interest terms issued to students. Such notes are payable in minimum monthly payments beginning six months after the student's graduation and are due in a maximum of ten years.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LONG-LIVED ASSETS

     The Company measures and records impairment losses on long-lived assets, including property, equipment and intangibles, used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation, including that related to assets under capital leases, is computed using the straight-line method over the estimated useful lives of the related assets or the remaining lease terms for leasehold improvements, if shorter.

COVENANTS NOT TO COMPETE

     Non-compete agreements obtained from the sellers of certain acquired schools are being amortized on the straight-line basis over the lives of the agreements, generally from two to fifteen years.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill is amortized over periods ranging from fifteen to forty years. Other intangible assets, which are similar in character to goodwill (acquired student contracts, program curriculum, favorable leases assumed, accreditation and acquired tradenames) are being amortized using the straight-line method over periods ranging generally from two to ten years.

DEFERRED DEBT ISSUANCE COSTS

     Deferred debt issuance costs represent fees and other costs associated with obtaining long-term debt financing. Such amounts are amortized over the lives of the related debt, using the straight-line method.

REVENUE RECOGNITION

     Tuition revenue is recognized monthly on a straight-line basis over the term of the course of study. Certain nonrefundable fees and charges are fully recognized as revenue at the time a student begins classes.

     The Company is generally required to refund a portion of a student's unearned tuition who withdraws from a Company school. The amount of tuition, if any, that may be retained by the Company after payment of any potential refund is immediately recognized in the Company's consolidated statement of income.

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

PRO FORMA INCOME TAX DATA

     Prior to March 31, 1997, the Nebraska Acquisition (see Note 4) consisted of a Subchapter S-Corporation and a partnership and, accordingly, was not subject to federal or state income taxes. For informational

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) purposes, the 1996 and 1997 statements of income include a pro forma presentation that includes a provision for income taxes as if the Nebraska Acquisition had been a taxable corporation for these periods and had filed a consolidated income tax return with the Company. Such pro forma amounts were based on the income tax laws and rates in effect during those periods and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

STATEMENTS OF CASH FLOWS

     The following non-cash transactions have been excluded from the consolidated statements of cash flows:

                                                             YEAR ENDED MARCH 31,
                                                      -----------------------------------
                                                         1998          1997        1996
                                                      -----------   ----------   --------
Capital leases.....................................   $   392,000   $  121,000   $347,000
Issuance of notes payable and other amounts due to
  sellers in connection with acquisitions and
  related non-compete agreements...................    23,517,602    4,100,000         --
Distribution of note receivable to former Nebraska
  shareholders.....................................            --      213,498         --
Conversion of note receivable to treasury stock....            --       65,000         --
Issuance of Common Stock in connection with
  acquisitions.....................................     3,500,000           --         --

STOCK COMPENSATION

     The Company uses the intrinsic value method of accounting for its stock-based compensation awards. As such, compensation expense is measured and recorded if the exercise price of the stock options (or other awards) is below the fair value of the Company's stock on the date of grant. The Company discloses the pro forma effect of all stock compensation using the fair value method as prescribed by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). See Note 9.

EARNINGS PER SHARE

     Earnings per share are calculated using Statement of Financial Accounting Standards No. 128, Earnings per Share, ("SFAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Basic earnings per share include weighted average common shares outstanding. Diluted earnings per share include weighted average common shares outstanding plus the dilutive effect of outstanding preferred stock, stock options, and stock purchase warrants.

     All earnings per share calculations include 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition, less shares returned to the Company pursuant to the contingency clause, as if outstanding for all periods.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods after December 15, 1997. SFAS 131 requires the reporting of segment profit or loss, certain specific revenue and expense items, segment assets, and a reconciliation of these disclosed items in total to the consolidated financial statements. SFAS 131 also requires the restatement of comparative information for earlier years in the initial year of application. The Company has not yet adopted SFAS 131, therefore, there will be no impact on the financial statements, other than disclosure.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

3. REGULATORY MATTERS

     The Company derives a substantial portion of its net revenues from financial aid received by its students under Title IV programs ("Title IV Programs") administered by the United States Department of Education ("Department") pursuant to the federal Higher Education Act of 1965, ("HEA"), as amended. In order to continue to participate in Title IV Programs, the Company and its schools must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the "Regulations"). Among other things these Regulations require the Company's schools to exercise due diligence in approving and disbursing funds and servicing loans, limit the proportion of cash receipts by the Company's schools derived from Title IV Programs to no more than 85% of the total net revenue derived from the school's students in its Title IV eligible educational programs, and to exercise financial responsibility related to maintaining certain financial covenants (including cash reserve for refunds, an "acid test" ratio, a positive tangible net worth test and limitations on the amount of operating losses in comparison to tangible net worth, as defined). All of the Company's schools participate in Title IV Programs.

     The failure of any of the Company's schools to comply with the requirements of the HEA or the Regulations could result in the restriction or loss by the Company or such school of its ability to participate in Title IV Programs. If the Department determines that any of the Company's schools is not financially responsible, the Department may require that the Company or such school post an irrevocable letter of credit in an amount equal to not less than one-half of Title IV Program funds received by the relevant school during the last complete award year or, at the Department's discretion, require some other less onerous demonstration of financial responsibility. One-half of Title IV funds received by the Company's individual schools in the Company's most recent fiscal year ranged from $0.4 million to $5.0 million and one-half of the aggregate Title IV funds received by all of the Company's schools in the most recent fiscal year equaled $39.2 million. At March 31, 1998, the Company posted irrevocable letters of credit for two of its schools totaling $181,000 which are payable to the Department of Education and expire in October 1998.

     Many of the financial responsibility standards are new, difficult to interpret, and subject to the interpretation of the Department for implementation. Further, the process for resolving lack of compliance with such Regulations is also subject to interpretation and, in some cases, negotiation with the Department. The Company believes each of its schools satisfies the financial responsibility standards for fiscal 1998 except with respect to the operating losses incurred by the Company's schools located in Roanoke and Harrisonburg, Virginia.

     In November 1997, the Department of Education published new regulations regarding financial responsibility which are effective on July 1, 1998. The new regulations will apply to the Company's fiscal years commencing April 1, 1999, and thereafter. The regulations provide a transition year alternative which will permit the Company to have its institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the current regulations, whichever are more favorable. The new standards replace the Acid Test Ratio, the Tangible Net Worth Standard and the Net Operating Results Test with three different ratios: an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures the institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three (3) years, subject to more rigorous financial aid

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

3. REGULATORY MATTERS (CONTINUED)
disbursement and financial monitoring requirements of the Department of Education. Based on the Company's interpretation of the application of these new standards to the Company's financial statements for the year ended March 31, 1998, the Company's calculations result in a composite score of 1.4 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5. The Company is evaluating its options in order to comply with the new regulations.

4. ACQUISITIONS

     During the fiscal years ended March 31, 1998 and 1997 the Company completed two and three acquisitions, respectively, adding a total of twelve schools.

     All of the acquisitions were accounted for under the purchase method of accounting except the March 1997 Nebraska Acquisition. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statement of income as of the acquisition date. The assets and liabilities of the companies acquired in fiscal 1998 are included in the Company's consolidated balance sheet based on a preliminary allocation of their estimated fair values on the date of acquisition. The excess of cost over acquired net assets of businesses acquired has been recorded as an intangible asset and is being amortized on a straight line basis.

     The following summarizes key information relevant to the fiscal 1998 and 1997 acquisitions:

HESSER ACQUISITION

     On March 13, 1998, the Company acquired all of the outstanding stock of Hesser, Inc. and certain real estate assets from an affiliate of Hesser, Inc (collectively, the "Hesser Acquisition"). The purchase price of the Hesser Acquisition was $17,683,372 consisting of $2,000,000 in cash, promissory notes and other payables aggregating $13,683,372 and 202,532 shares of the Company's Common Stock. The results of the Hesser Acquisition's operations are included in the Company's consolidated statement of income effective March 1, 1998.

     The four Hesser Schools are located in Manchester, Nashua, Portsmouth and Salem, New Hampshire and primarily offer bachelor degree and associate degree programs in business, healthcare, information technology, criminal justice, electronic engineering, early childhood education, and other careers. As of March 31, 1998, the Company's Title IV funding for the Hesser Schools was suspended pending Department of Education recertification.

CHI INSTITUTE ACQUISITION

     On February 14, 1998, the Company acquired all of the outstanding stock of Computer Hardware Service Company, Inc. ("CHI Institute Acquisition"). The purchase price of the CHI Institute Acquisition was $12,834,230, consisting of $1,500,000 in cash, promissory notes and other payables aggregating $9,834,230 and 151,900 shares of the Company's Common Stock. The results of the CHI Institute Acquisition's operations are included in the Company's consolidated statement of income effective February 1, 1998.

     The CHI Institute Acquisition consists of two schools located in Broomall and Southampton, Pennsylvania which offer associate degree and diploma programs in business, healthcare and information technology. As of March 31, 1998, the Company's Title IV funding for the CHI Institute Schools was suspended pending Department of Education recertification.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

MARYLAND ACQUISITION

     On December 12, 1996, the Company acquired substantially all of the assets of one school located in Hagerstown, Maryland ("Maryland Acquisition") for $2,700,000 in cash. The Maryland school offers healthcare and business diploma and degree programs. The results of the Maryland Acquisition's operations are included in the Company's consolidated statement of income effective December 1, 1996.

TEXAS ACQUISITION

     On September 6, 1996, the Company acquired substantially all of the assets of three schools located in Texas for $2,500,000 (the "Texas Acquisition"). The schools offer healthcare degree and diploma programs and are located in San Antonio, McAllen and El Paso, Texas. The results of the Texas Acquisition's operations are included in the Company's consolidated statement of income effective September 1, 1996.

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

     This transaction was accounted for as a pooling of interests; therefore, all financial statements presented have been restated to reflect the acquisition. The Nebraska Acquisition prepared its financial statements using a December 31 calender year-end prior to the acquisition. Prior to the acquisition, the Nebraska Acquisition and its predecessor filed its income tax returns under the provisions of Subchapter S of the Internal Revenue Code and as a partnership and hence recorded no provision for income taxes. Certain adjustments were made to the Company's financial statements and to record deferred income taxes at the date of acquisition.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

     Net revenues and net income included in the Company's consolidated statements of income are as follows:


                                                                Year ended March 31
                                                          -------------------------------
                                                              1997                1996
                                                          ------------        -----------
Net Revenues:
  Educational Medical, Inc. .................             $43,437,416         $38,651,827
  Nebraska Acquisition    ...................               6,012,264           4,694,706
                                                          -----------         -----------
                                                          $49,449,680         $43,346,533
                                                          ===========         ===========
Net Income:
  Educational Medical, Inc.  ................             $ 2,321,432         $    79,424
  Nebraska Acquisition    ...................               1,236,528             447,384
                                                          -----------         -----------
                                                          $ 3,557,960         $   526,808
                                                          ===========         ===========

     In connection with this acquisition, 95,074 shares of the 761,263 shares issued were placed into escrow pending the resolution of certain financial aid compliance matters with the Department of Education. In fiscal year 1998, the Company settled a portion of these contingencies and as a result received 43,215 shares from the sellers' escrow and 32,809 shares were released from escrow. The other 19,050 shares continue to be held in escrow for specified periods.

SUMMARY PRO FORMA INFORMATION (UNAUDITED)

     Summary unaudited pro forma results of operations for the years ended March 31, 1998 and 1997 for the two acquisitions accounted for as purchases, as if the acquisitions had occurred at April 1, 1997 and April 1, 1996, respectively, and as if the entities involved in the Texas and Hesser Acquisitions filed Federal income tax returns as C-Corporations rather than as Subchapter S-Corporations and a partnership, are as follows:

                                                               YEAR ENDED MARCH 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Net revenues..............................................  $80,965,000    $70,739,000
Income before extraordinary items.........................    3,668,000      2,428,000
Net income................................................    3,668,000      2,119,000
Earnings per share:
  Basic:
     Income per share before extraordinary item...........  $      0.48    $      0.50
     Net income per share.................................  $      0.48    $      0.44
     Weighted average common and common equivalent shares
       outstanding........................................    7,709,134      4,838,924
  Diluted:
     Income per share before extraordinary item...........  $      0.46    $      0.36
     Net income per share.................................  $      0.46    $      0.31
     Weighted average common and common equivalent shares
       outstanding........................................    7,939,050      6,801,697

     These unaudited pro forma results of operations in fiscal 1998 and fiscal 1997 do not purport to represent what the Company's actual results of operations would have been if the acquisitions had occurred on April 1, 1997 and April 1, 1996, respectively, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely on the available information and certain assumptions that management believes are reasonable. Management believes the full impact of potential cost savings has not been reflected in the pro forma results presented above, although there can be no assurances such cost savings will be achieved. Subsequent adjustments may be necessary upon final determination of the allocation of the purchase prices.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                    MARCH 31,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------    -----------
Land and land improvements...............................  $    927,598    $   748,598
Buildings and building improvements......................     6,538,230      3,288,257
Equipment, furniture and fixtures........................    10,018,311      7,451,297
Leasehold improvements...................................     3,133,234      1,517,178
                                                           ------------    -----------
                                                             20,617,373     13,005,330
Less accumulated depreciation and amortization...........    (6,973,137)   ( 5,387,372)
                                                           ------------    -----------
                                                           $ 13,644,236    $ 7,617,958
                                                           ============    ===========

6. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                                                       MARCH 31,
                                                               --------------------------
                                                                  1998           1997
                                                               -----------    -----------
Bank lines of credit and term loan, $36,000,000 principal,
  monthly interest payments, matures March 13, 2001. As of
  March 31, 1998, $15,819,000 was available under the lines
  of credit(a)..............................................   $ 9,000,000    $        --
8.75% mortgage payable, adjustable in 1998 up to prime plus
  1.25%, to a bank, due in monthly installments of principal and interest, secured by land and building of one
  school....................................................       595,076        625,668
Promissory notes payable to sellers of various schools
  acquired, non-interest bearing or with interest rates
  ranging from 7.5% to 11% per annum, principal and interest
  payable periodically through February 2003(b).............    21,180,000      1,790,000
9% note payable to a bank, due in monthly installments of
  $15,000 plus interest. The note was paid in full in May
  1998......................................................      410,000              --
Various unsecured, non-interest bearing notes payable for
  noncompetition agreements, payable periodically through
  May 1999..................................................      112,500         757,500
Various unsecured, non-interest bearing notes payable to
  sellers of various schools acquired.......................           --       2,500,000
8% to 12% capital leases, payable periodically through
  September 2002; secured by equipment......................      649,195         455,563
                                                              -----------     -----------
                                                               31,946,771       6,128,731
Less current portion........................................  (14,837,203)     (3,964,851)
                                                              -----------     -----------
                                                              $17,109,568     $ 2,163,880
                                                              ===========     ===========

---------------

(a) In March 1998, the Company entered into an amended and restated loan agreement (the "Agreement") with a major U.S. Bank (the "Bank"). The Agreement increases the Company's aggregate borrowing limit with the Bank to $36,000,000 (the "Bank Credit Facility"). The total amount of the Bank Credit Facility is divided into three separate facilities: (i) a three year revolving line of credit of up to $10,000,000 which may be utilized for advances or to support letters of credit; (ii) a revolving term loan facility of up to $11,000,000 which may be utilized prior to March 31, 1999 for the purpose of financing permitted acquisitions, either directly or to support stand by letters of credit, reducing to $9,000,000 in March 1999 and subject to quarterly reductions of $750,000 thereafter; and (iii) a three year non-revolving line of credit up to $15,000,000 which may be utilized for the purpose of financing permitted

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

6. NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED) acquisitions. Interest is charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company and depending on which facility amounts are drawn on. In addition, the Bank Credit Facility provides for commitment fees to be paid on the unused portion of the facility. The Bank Credit Facility also contains restrictions on the payment of dividends and incurrence of additional debt, as well as various other financial covenants. The Bank Credit Facility is secured by substantially all of the assets of the Company.
(b) Included in the $21,180,000 above is a note issued in connection with the Hesser Acquisition aggregating $11,000,000 which is due upon the Department of Education's approval of the change in control. As of March 31, 1998 the note was secured by an $11,000,000 letter of credit which expires in March 1999. In May 1998 the Company canceled the letter of credit and replaced it by depositing $11,000,000 in an escrow cash account. On June 2, 1998 the note was modified to provide that $1,500,000 of the principal amount is due on April 1, 1999 and bears interest at 7.5% beginning 30 days following the Department of Education's recertification of the Hesser Schools. This modification has been reflected in the financial statements as of March 31, 1998. Notes payable aggregating $21,042,500 are secured by the stock of the Company's acquiring subsidiaries.

Aggregate maturities of long-term debt at March 31, 1998 are as follows:

Fiscal year ending March 31
  1999......................................................  $14,837,203
  2000......................................................    3,679,488
  2001......................................................   10,482,850
  2002......................................................    1,410,979
  2003......................................................    1,149,051
  Thereafter................................................      387,200
                                                              -----------
                                                              $31,946,771
                                                              ===========

     Interest paid during the years ended March 31, 1998, 1997 and 1996 was approximately $254,000, $655,000 and $1,328,000, respectively.

7. OTHER AMOUNTS DUE TO SELLERS

     In addition to the notes payable described in Note 6, the Company owed the former Hesser, Inc. shareholders approximately $2,433,372 as part of the purchase of Hesser, Inc. based on the ratio of certain assets to certain liabilities of the Hesser Schools at the time of the acquisition. Of the total amount due, $1,250,000 was paid in May 1998 and $1,183,372 was paid in June 1998.

     In addition to the notes payable described in Note 6, the Company owed the former Computer Hardware Service Company, Inc. shareholders approximately $1,084,230 as part of the purchase of Computer Hardware Service Company, Inc., based on the ratio of certain assets to certain liabilities of the CHI Institute Schools at the time of the acquisition. All of this amount was paid in May 1998.

8. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     On October 28, 1996, the Company completed its IPO. A total of 2,400,000 shares was sold at $10 per share which included 2,200,000 shares sold by the Company and 200,000 shares sold by certain selling stockholders. The selling stockholders sold an additional 210,000 shares in November 1996; the Company did not receive any of the proceeds from the selling stockholders' sales. The net proceeds to the Company were approximately $19.3 million and were partially used to repay $4.8 million of subordinated debt. The balance of

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (CONTINUED)
the IPO proceeds will be used for general corporate purposes, including the expansion of its operations through the acquisition of additional schools.

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

PREFERRED STOCK

     In 1996, the Company authorized 5,000,000 shares of Preferred Stock; terms will be set upon issuance.

CONVERTIBLE PREFERRED STOCK

     Prior to its IPO, the Company issued 1,023,049 shares of Convertible Preferred Stock, $.01 par value. At the option of the holder, shares of Convertible Preferred Stock converted into 1.67 shares of Common Stock and prior to March 1996, were mandatorily redeemable at $6.66 per share, subject to certain antidilution adjustments.

     Through July 22, 1991, the shares of Convertible Preferred Stock accrued dividends at an annual rate of 8%. In 1991, pursuant to the issuance of certain notes payable bearing interest at 13% per annum (the "13% Notes"), the terms of the Convertible Preferred Stock were amended to eliminate the cumulative dividends feature and the mandatory redemption in all circumstances, but still permitting conversion at the option of the holder. In May 1996, terms were again amended to require automatic conversion of all outstanding shares of Convertible Preferred Stock in the event of an IPO.

     All outstanding shares of Convertible Preferred Stock converted into 1,705,082 shares of Common Stock at the IPO.

COMMON STOCK

     As of March 31, 1998, the Company has reserved the following shares of Common Stock for future issuance related to the following:

Common Stock purchase warrants..............................     43,334
Stock options...............................................  1,127,004
                                                              ---------
                                                              1,170,338
                                                              =========

COMMON STOCK PURCHASE WARRANTS

     The holders of the certain 13% Notes were also granted stock purchase warrants allowing for the purchase of up to 1,333,333 shares of Common Stock at $3 per share (the "$3 Warrants"), for a total of $4,000,000. The $3 exercise price of the warrants was subject to adjustment for any future issuances of equity or equity related securities at a per share price less than the exercise price. As of the IPO, these warrants were exercised

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (CONTINUED)
for the purchase of 1,333,333 shares, less shares used for the cashless exercise, yielding 933,333 additional shares of Common Stock.

     The holders of the $3 warrants had certain rights to "put" their warrants to the Company and the Company had certain rights to "call" the warrants. In May 1996, the terms of the warrants were amended to provide for a cashless exercise based on the IPO price per share, in the event of an IPO of the Company's common stock and to eliminate the "put" feature.

     The $3 warrants were assigned a value of $1,050,000 when issued. The difference between the $1,050,000 and the exercise price of $4,000,000 was being accreted, using a method which approximated the effective interest rate method, through the date of earliest exercise (50% through March 31, 1998 and 50% through March 31, 1999). Accretion of $281,398 and $406,346 was charged to accumulated deficit during the years ended March 31, 1997 and 1996, respectively.

     In connection with the issuance of the Convertible Preferred Stock in 1991, a third party was granted warrants to purchase 26,667 shares of Common Stock exercisable at $3.60 per share. These warrants expire July 31, 1999 and are outstanding as of March 31, 1998.

     At the time of the IPO, the Company issued to a third party, warrants to purchase 16,667 shares of Common Stock at $10 per share. These warrants expire October 28, 2001 and are outstanding as of March 31, 1998.

9. STOCK OPTION PLANS

     The Company granted employees and non-employee directors options to purchase its Common Stock. The employee options vest incrementally over periods ranging from four to five years and expire five years after vesting. The non-employee director options vest immediately and expire five years after vesting.

     A summary of the status of the Company's employee and director stock option activity, and related information for the years ended March 31, is as follows:

                                        1998                   1997                  1996
                                --------------------    ------------------    ------------------
                                            WEIGHTED              WEIGHTED              WEIGHTED
                                 NUMBER     AVERAGE     NUMBER    AVERAGE     NUMBER    AVERAGE
                                   OF       EXERCISE      OF      EXERCISE      OF      EXERCISE
                                 SHARES      PRICE      SHARES     PRICE      SHARES     PRICE
                                ---------   --------    -------   --------    -------   --------
Outstanding at beginning of
  year.........................   821,499    $7.04      361,666    $3.13      190,833    $2.68
  Granted......................   277,333     9.34      465,500    10.10      175,000     3.60
  Exercised....................   (34,662)    3.45           --       --           --       --
  Canceled/forfeited...........   (38,166)    7.40       (5,667)    8.12       (4,167)    2.40
                                ---------               -------               -------
Outstanding at end of year..... 1,026,004     7.77      821,499     7.04      361,666     3.13
                                =========               =======               =======
Exercisable at end of year.....   431,038     6.15      313,000     5.09      156,667     2.57
                                =========               =======               =======
Options available for future
  grant........................   101,000               340,167               600,000
                                =========               =======               =======

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

9. STOCK OPTION PLANS (CONTINUED)
     The following table summarizes information about employee and director stock options outstanding and exercisable at March 31, 1998 by exercise price:

                                                                                           OPTIONS
                                                                OPTIONS OUTSTANDING      EXERCISABLE
                                                             -------------------------   -----------
                                                               NUMBER       WEIGHTED       NUMBER
                                                             OUTSTANDING     AVERAGE     EXERCISABLE
                                                                 AT         REMAINING        AT
                                                              MARCH 31,    CONTRACTUAL    MARCH 31,
EXERCISE PRICE                                                  1998          LIFE          1998
--------------                                               -----------   -----------   -----------
   $ 2.40..................................................     143,333        4.30        143,333
   $ 4.00..................................................      16,667        4.00         16,667
   $ 3.60..................................................     150,171        7.70         67,577
   $10.00..................................................     418,500        7.55        175,767
   $11.50..................................................      26,000        8.80          6,067
   $ 8.50..................................................      34,333        9.90          6,294
   $ 7.06..................................................      25,000        9.30          3,333
   $ 7.63..................................................      12,000        4.50         12,000
   $ 9.88..................................................     200,000       10.00             --
                                                              ---------                    -------
                                                              1,026,004                    431,038
                                                              =========                    =======

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     On June 20, 1996, the Company adopted and its stockholders approved a Non-employee Director Stock Option Plan (the "Directors' Plan") to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company. The maximum number of shares of Common Stock with respect to which options may be granted under the Directors' Plan is 200,000 shares. As of March 31, 1998, 88,000 options were available for future grant.

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

     On the date the Directors' Plan was adopted, each of the four existing non-employee directors were each granted, contingent upon completion of the IPO, options to purchase 25,000 shares of Common Stock of the Company at the per share IPO price ($10). These options vested immediately upon consummation of the IPO. Upon the election of any new member of the Board of Directors, such member will be granted an option to purchase 25,000 shares of Common Stock at the fair market value at date of grant, vesting in five equal annual installments beginning on the first anniversary of the date of grant. Beginning with the next annual meeting of the stockholders of the Company and provided that a sufficient number of shares remain available under the Directors' Plan, each year immediately following the date of the annual meeting of the Company there automatically will be granted to each non-employee director who is then serving on the Board an option to purchase 3,000 shares of the Common Stock of the Company, which options will be immediately vested. On September 9, 1997, at the annual meeting of the Board of Directors, each of the four non-employee directors was issued an option to purchase an additional 3,000 shares of the Company's common stock with an exercise price per share equal to the then current fair market value of $7.63; such options vest immediately and are exercisable for five years.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

9. STOCK OPTION PLANS (CONTINUED)
PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee and director stock options granted subsequent to April 1, 1995 under the fair value method described in SFAS 123.

     The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 1998 and 1997, respectively: (i) dividend yield of 0%; (ii) expected volatility of .514 and .491; (iii) risk-free interest rates of 6.09% and 6.18%; and (iv) expected life of 5.65 and 5.64 years.

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

     For purposes of pro forma disclosure, the estimated fair value of the employee and director options is amortized to expense over the options' vesting period. The Company's pro forma information using SFAS 123 follows:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                                1998          1997
                                                             ----------    ----------
Pro forma income before extraordinary item.................. $3,510,440    $2,201,907
Pro forma net income........................................  3,510,440    $1,893,224
Pro forma earnings per common share:
  Basic:
     Income before extraordinary item....................... $     0.48    $     0.49
     Net income.............................................       0.48          0.42
  Diluted:
     Income before extraordinary item....................... $     0.46    $     0.34
     Net income.............................................       0.46          0.29

     Since SFAS 123 is applicable only to options granted subsequent to April 1, 1995, its pro forma effect will not be fully reflected until future years.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

10. INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                            YEAR ENDED MARCH 31,
                                                     -----------------------------------
                                                       1998         1997          1996
                                                    ----------   -----------    --------
Current:
  Federal.......................................... $1,701,104   $   567,544    $484,376
  State............................................    353,209       151,088     147,809
                                                    ----------   -----------    --------
                                                     2,054,313       718,632     632,185
Deferred:
  Federal..........................................    453,453    (1,218,248)         --
  State............................................    (22,993)     (345,747)         --
                                                    ----------   -----------    --------
                                                       430,460    (1,563,995)         --
                                                    ----------   -----------    --------
                                                    $2,484,773   $  (845,363)   $632,185
                                                    ==========   ===========    ========

     At March 31, 1997, the Company recognized deferred income tax assets and liabilities related to its Nebraska Acquisition. The predecessor entities previously filed their income tax returns under the provisions of Subchapter S of the Internal Revenue Code and as a partnership and hence recorded no provision for income taxes or deferred income tax assets or liabilities at the corporate level.

     A reconciliation of the provision (benefit) for income taxes computed at the statutory federal income tax rate on income before extraordinary item to the Company's effective income tax rate follows:

                                                            YEAR ENDED MARCH 31,
                                                    ------------------------------------
                                                      1998         1997          1996
                                                   ----------   -----------    ---------
Federal........................................... $2,154,659   $ 1,027,235    $ 394,058
State, net of federal income tax benefit..........    237,077        99,718       97,554
Permanent differences.............................     36,006        53,554       55,436
Increase (decrease) in deferred income tax asset
  valuation allowance.............................         --    (1,319,987)     308,584
Effect of Nebraska Acquisition filing as a
  Subchapter S-Corporation........................         --      (420,420)    (152,111)
Effect of Nebraska Acquisition's termination of
  Subchapter S-Corporation status.................         --      (285,463)          --
Utilization of AMT credit.........................         --            --      (56,000)
Other, net........................................     57,031            --      (15,336)
                                                   ----------   -----------    ---------
                                                   $2,484,773   $  (845,363)   $ 632,185
                                                   ==========   ===========    =========

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

10. INCOME TAXES (CONTINUED)
     Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                                     MARCH 31,
                                                              -----------------------
                                                                1998          1997
                                                             ----------    ----------
Deferred income tax assets:
  Tradenames and other intangibles.......................... $  579,375    $  575,393
  Property and equipment....................................    911,789       369,236
  Allowance for doubtful accounts...........................    902,084       330,135
  Accrued expenses and other liabilities....................    416,681     1,108,256
  Other, net................................................     50,000            --
                                                             ----------    ----------
Total deferred income tax assets............................  2,859,929     2,383,020
Total deferred income tax liabilities -- prepaid expenses...   (379,291)     (229,722)
                                                             ----------    ----------
Net deferred income tax assets.............................. $2,480,638    $2,153,298
                                                             ==========    ==========

     The Company paid approximately $2,130,000, 1,076,000 and $360,000 of income taxes in the years ended March 31, 1998, 1997 and 1996, respectively.

11. LEASES

     The Company leases office, classroom and dormitory space under various operating lease agreements expiring through 2006. Rent expense totaled approximately $4,396,000, $3,650,000 and $2,971,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

     Approximate future minimum lease payments under noncancelable operating leases in effect at March 31, 1998 are as follows:

Fiscal year ending March 31
  1999......................................................  $ 4,472,000
  2000......................................................    3,909,000
  2001......................................................    3,288,000
  2002......................................................    2,715,000
  2003......................................................    2,099,000
  Thereafter................................................    4,018,000
                                                              -----------
                                                              $20,501,000
                                                              ===========

12. EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code. The Company matches a portion of such contributions up to a maximum percentage of the employees' compensation. The Company's contributions to the plan and to predecessor plans assumed in the CHI Acquisition were approximately $111,000, $133,000 and $104,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

13. OTHER EXPENSES

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company's Roanoke, Virginia school has incurred significant operating losses since its acquisition. Accordingly, the Company evaluated the recoverability of the school's long-lived assets including its identifiable intangible assets and goodwill. Based on the Company's expectation of future cash flows, the Company determined that assets with a carrying amount of $764,000 were impaired and recorded an impairment loss in fiscal year 1996 to record such assets at management's estimate of the net present value of such future cash flows. This estimate was based on estimated undiscounted future cash flows to be generated by such assets.

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

     On June 24, 1994, eight students enrolled in one of the Company's programs at its schools in the San Diego, California area filed a lawsuit against the Company in the state court in California. In substance, the suit alleged that there were material misrepresentations made with respect to the content of the program and the potential outcomes achieved by the students who graduated from it. The suit was certified as a class action in the fall of 1994. Although the Company believes that it accurately described the course content and the multiple outcomes to which the course could lead, in order to avoid further legal expense and because of the uncertainty and risks inherent in any litigation, the Company determined that it was desirable to settle the lawsuit. A final settlement was approved in March 1996. Pursuant to the terms of the settlement, the Company paid the plaintiffs $600,000 in the fiscal year ended March 31, 1996 and an additional $400,000 on April 1, 1997. In addition, the Company agreed to make available tuition credits of $1,150,000 to class members, provided that students elected to utilize such tuition credits by July 17, 1996. Any unused tuition credits were to be redeemed in cash by the Company for 10% of the credit and $115,000 was accrued for these credits, as of March 31, 1996. All of this settlement expense is reflected in the 1996 consolidated statement of income. As of March 31, 1997, only a few students had requested tuition credits and substantially all of the $115,000 balance was paid into the settlement fund on April 1, 1997. The Company incurred $1,115,000 and $600,000 in expenses in the fiscal years ended March 31, 1996 and 1995, respectively (of which $515,000 was accrued at March 31, 1997) related to legal costs to defend the class action lawsuit and the settlement related to such suit.

     On January 12, 1998, and prior to the acquisition by the Company, a jury verdict of $102,000 was entered against Computer Hardware Service Company, Inc. ("CHSC") in favor of a former student concerning alleged injuries suffered by the former student as a result of conduct of her fellow students and employees of CHSC's Southampton location. The Plaintiff subsequently filed a separate action seeking an award of attorney's fees and costs of approximately $120,000. CHSC filed an appeal and has retained counsel in connection with its defense of this matter. Should the appeal be successful, the Company will be liable for payment of the total judgment plus Plaintiff's accrued fees and costs. As of this time, no opinion can be rendered as to the ultimate outcome of this matter, however, the Company has accrued the amount of the verdict, the separate action and related legal defense costs.

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

13. OTHER EXPENSES (CONTINUED)
     The Company is also a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash, cash equivalents and restricted cash: The carrying amounts reported on the consolidated balance sheets for cash, cash equivalents and restricted cash approximates their fair values.

          Accounts and notes receivable: The carrying amounts reported on the consolidated balance sheets for accounts and notes receivable approximates their fair values.

          Notes payable and long-term debt: The fair values of the Company's notes payable and long-term debt are estimated using discounted cash flow analyses, based on the Company's estimate of current borrowing rates for credit facilities with maturities which approximate the weighted average maturities for its existing long-term debt. At March 31, 1997 and 1998, the estimated fair values of the Company's notes payable and long-term debt approximates their carrying values.

15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 1998, 1997, and 1996:

                                                        1998         1997          1996
                                                     ----------   ----------    ----------
Numerator(1):
  Net income....................................... $3,852,461    $2,303,646    $  672,488
                                                    ==========    ==========    ==========
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares..............  7,382,307     4,484,492     2,371,041
  Effect of dilutive securities:
     Convertible preferred stock...................         --       981,006     1,705,082
     Options.......................................    214,145       301,222       222,936
     Warrants......................................     15,703       680,545       882,808
                                                    ----------    ----------    ----------
  Dilutive potential common shares(2)..............    229,848     1,962,773     2,810,826
                                                    ----------    ----------    ----------
     Denominator for diluted earnings per share --
       adjusted weighted average shares............  7,612,155     6,447,265     5,181,867
                                                    ==========    ==========    ==========
Basic earnings per share
  Income before extraordinary item................. $     0.52    $     0.58    $     0.28
  Extraordinary item...............................         --         (0.07)           --
                                                    ----------    ----------    ----------
  Net income....................................... $     0.52    $     0.51    $     0.28
                                                    ==========    ==========    ==========
Diluted earnings per share
  Income before extraordinary item................. $     0.51    $     0.41    $     0.13
  Extraordinary item...............................         --         (0.05)           --
                                                    ----------    ----------    ----------
  Net income....................................... $     0.51    $     0.36    $     0.13
                                                    ==========    ==========    ==========

                   EDUCATIONAL MEDICAL, INC. AND SUBSIDIARIES

15. EARNINGS PER SHARE (CONTINUED)
---------------

(1) The fiscal year 1997 and 1996 numerator amounts reflect the pro forma provision for income taxes recorded due to the Nebraska Acquisition. Similarly, the basic and diluted per share amounts are the pro forma earnings per share amounts. Historical earnings per share in fiscal year 1997 and 1996 is considered meaningless.
(2) Warrants and stock purchase options to purchase 665,500, 482,167, and 16,667 shares of common stock at March 31, 1998, 1997 and 1996, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 1998 and 1997 (in thousands, except per share data):

                                                                   YEAR ENDED MARCH 31, 1998
                                                     -----------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                     -----------   -----------   -----------   -----------
Net revenues.......................................    $12,909       $13,740       $14,820       $18,207
Net income.........................................        213           584         1,308         1,747
Earnings per share data:
  Basic:
     Net income....................................    $  0.03       $  0.08       $  0.18       $  0.23
  Diluted:
     Net income....................................       0.03          0.08          0.17          0.23

                                                                   YEAR ENDED MARCH 31, 1997
                                                     -----------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                     -----------   -----------   -----------   -----------
Net revenues.......................................    $10,401       $12,039       $13,324       $13,686
Income before extraordinary item...................         72           698         1,141         1,956
Net income.........................................         72           698           832         1,956
Pro forma income before extraordinary item*........         59           738         1,071           744
Pro forma net income*..............................         59           738           762           744
Earnings per share data:
  Basic:
     Pro forma income before extraordinary item*...    $  0.03       $  0.31       $  0.18       $  0.10
     Pro forma net income*.........................       0.03          0.31          0.13          0.10
  Diluted:
     Pro forma income before extraordinary item*...       0.01          0.13          0.15          0.10
     Pro forma net income*.........................       0.01          0.13          0.11          0.10

---------------

* Pro forma reflects the adjustments described in "Pro Forma Income Tax Data" in
  Note 2 and does not reflect the adjustments described in Note 4.