Form 10-Q
period 1998-06-30
EDUCATIONAL MEDICAL INC
filed 1998-08-12
CIK 1016503

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q
                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________

Commission file number     000-21567
                       ---------------

                            Educational Medical, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        65-0038445
----------------------------------------                    --------------------
     (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)

   1327 Northmeadow Parkway, Suite 132
               Roswell, GA                                         30076
----------------------------------------                    --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes    No
                            --    --

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $.01 Par Value, 8,169,195 shares as of August 11, 1998

                                      INDEX

                            EDUCATIONAL MEDICAL, INC.




Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - June 30, 1998 and March 31, 1998 (audited)

                  Condensed consolidated statements of income - Three months ended June 30, 1998 and 1997

                  Condensed consolidated statements of cash flows - Three months ended June 30, 1998 and 1997

                  Notes to condensed consolidated financial statements - June 30, 1998

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

         Item 3. Defaults upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

                            EDUCATIONAL MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,        March 31,
                                                                     1998            1998
                                                                 -----------     -----------
                                                                 (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                       $13,147,327     $21,445,782
 Restricted cash                                                     384,295         384,295
 Trade accounts receivable, less allowance for doubtful
    accounts of $1,595,626 and $1,968,218, respectively            8,920,526       6,490,004
 Notes receivable                                                  1,338,629         622,800
 Prepaid expenses and other current assets                         2,677,356       2,821,970
 Deferred income tax assets                                          702,814         702,814
                                                                 -----------     -----------
        Total current assets                                      27,170,947      32,467,665
Notes receivable, less allowance for doubtful accounts of
 $326,007 and $326,007, respectively                                 737,132         737,132
Property and equipment, net                                       13,449,340      13,644,236
Deferred debt issuance costs, net of accumulated
 amortization of $144,451 and $112,143, respectively                 243,230         275,538
Covenants not to compete, net of accumulated amortization of
 $1,518,616 and 1,481,359, respectively                              907,776         945,033
Goodwill and other intangible assets, net of accumulated
 amortization of $8,338,083 and $7,949,081, respectively          31,273,187      31,273,709
Deferred income tax assets                                         1,777,824       1,777,824
Other assets                                                         176,851         176,855
                                                                 -----------     -----------
        Total assets                                             $75,736,287     $81,297,992
                                                                 ===========     ===========

                            EDUCATIONAL MEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



                                                       JUNE 30,        MARCH 31,
                                                         1998            1998
                                                     -----------     -----------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $    92,055     $   682,310
   Other amounts due to sellers                               --       3,517,602
   Accrued compensation                                1,743,717       1,241,079
   Accrued expenses                                    1,277,847       2,139,830
   Deferred tuition income                             4,618,090       5,095,954
   Current portion of long-term debt                  14,790,724      14,837,203
                                                     -----------     -----------
      Total current liabilities                       22,522,433      27,513,978
Long-term debt, less current portion                  16,409,886      17,109,568
Other liabilities                                      1,008,244       1,002,465
                                                     -----------     -----------
      Total liabilities                               39,940,563      45,626,011

Stockholders' equity:
   Preferred stock, authorized 5,000,000
     shares, none issued and outstanding                      --              --
   Common stock, $.01 par value - authorized
     15,000,000 shares, 7,743,194 and
     7,729,529 shares issued and outstanding at
     June 30 and March 31, 1998, respectively             77,432          77,295
   Additional paid-in capital on common stock         33,778,115      33,739,114
   Retained earnings                                   1,940,177       1,855,572
                                                     -----------     -----------
      Total stockholders' equity                      35,795,724      35,671,981
                                                     ===========     ===========
      Total liabilities and stockholders' equity     $75,736,287     $81,297,992
                                                     ===========     ===========

           See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                     Three months    Three months
                                                    ended June 30,   ended June 30,
                                                          1998            1997
                                                     ------------     ------------
                                                      (Unaudited)      (Unaudited)

Net revenues                                         $ 18,711,040     $ 12,909,020

School operating costs:
  Cost of education and facilities                      9,396,387        6,369,982
  Selling and promotional                               2,751,792        1,976,546
  General and administrative expenses                   5,624,284        3,985,226
  Amortization of goodwill and intangibles                458,567          312,743
                                                     ------------     ------------
Income from operations                                    480,010          264,523
Interest (income) expense, net                            334,140          (94,130)
                                                     ------------     ------------
Income before income taxes                                145,870          358,653
Provision for income taxes                                 61,265          145,730
                                                     ------------     ------------
Net income                                           $     84,605     $    212,923
                                                     ============     ============

Basic:
   Net income per share                              $       0.01     $       0.03
   Weighted average number of shares outstanding        7,751,571        7,347,537

Diluted:
   Net income per share                              $       0.01     $       0.03
   Weighted average number of shares outstanding        8,015,388        7,603,243


See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                                  JUNE 30,             JUNE 30,
                                                                   1998                  1997
                                                            ------------------   ------------------
                                                                 (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
Net income                                                      $     84,605         $    212,923
Adjustments to reconcile net income to net cash used
   in operating activities:
     Depreciation                                                    541,676              350,703
     Amortization of intangible assets                               458,567              312,743
     Provision for losses on accounts receivable                     573,210              321,047
     Changes in operating assets and liabilities, net of
       assets acquired and liabilities assumed                    (5,345,277)          (2,118,036)
                                                                ------------         ------------
Net cash used in operating activities                             (3,687,219)            (920,620)

INVESTING ACTIVITIES:
Net additions to goodwill and intangibles                                 --              (50,760)
Purchases of businesses, net of cash acquired                        (39,831)                  --
Purchases of property and equipment, net                            (346,780)            (349,786)
                                                                ------------         ------------
Net cash used in investing activities                               (386,611)            (400,546)

FINANCING ACTIVITIES:
Issuance of common stock                                              39,138                   --
Principal payments on long-term debt                                (746,161)          (3,529,358)
Increase in deferred debt issue costs                                     --              (38,939)
Payments of amounts due to sellers                                (3,517,602)                  --
                                                                ------------         ------------
Net cash used in financing activities                             (4,224,625)          (3,568,297)
                                                                ------------         ------------

(Decrease) in cash and cash equivalents                           (8,298,455)          (4,889,463)
Cash and cash equivalents at beginning of period                  21,445,782           14,047,889
                                                                ------------         ------------
Cash and cash equivalents at end of period                      $ 13,147,327         $  9,158,426
                                                                ============         ============





            See notes to condensed consolidated financial statements.

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

3. EARNINGS PER SHARE

    Earnings per share are calculated using Statements of Financial Accounting Standards No. 128, Earnings per Share, ("SFAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Basic earnings per share include weighted average common shares outstanding. Diluted earnings per share include weighted average common shares outstanding plus the dilutive effect of stock options and stock purchase warrants.

    All earnings per share calculations include 761,263 shares issued on March 31, 1997 to effect the Nebraska Acquisition, less shares returned to the Company pursuant to the contingency clause, as if outstanding for all periods.

The table below presents the computations and required disclosures under SFAS 128 and SAB 98 for the computation of basic and diluted earnings per share for the three months ended June 30, 1998 and 1997.

                                                   Three Months        Three Months
                                                       ended              ended
                                                   June 30, 1998      June 30, 1997
                                                   -------------      -------------
Numerator:
  Net income                                         $   84,605        $  212,923

Denominator:
  Denominator for basic earnings per share-
    weighted average shares outstanding               7,751,571         7,347,537
  Effect of dilutive securities:
    Options                                             245,512           239,413
    Warrants                                             18,304            16,293
                                                     ----------        ----------
  Denominator for diluted earnings per share-
    weighted average shares outstanding               8,015,388         7,603,243
                                                     ----------        ----------

Basic net income per share                           $     0.01        $     0.03

Diluted net income per share                         $     0.01        $     0.03

Options to purchase 30,500 and 482,167 shares of common stock at June 30, 1998 and 1997, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ACQUISITIONS

The Company has made the following acquisitions since April 1, 1997:

                                                                     ACCOUNTING
    SCHOOL              DATE ACQUIRED           CURRICULUM            METHOD (1)
-------------------  --------------------   -------------------    -------------
CHI Institute                2/98                IT/Business          Purchase
Southhampton, PA                                 Healthcare
                                                 Electronic
                                                 Engineering

CHI Institute                2/98                IT/Business          Purchase
Broomall, PA                                     Healthcare
                                                 Electronic
                                                 Engineering

Hesser College               3/98                Business             Purchase
Manchester, NH                                  Healthcare
                                                IT/Criminal
                                                  Justice

Hesser College               3/98                Business             Purchase
Salem, NH                                       Healthcare
                                                IT/Criminal
                                                  Justice

Hesser College               3/98                Business             Purchase
Nashua, NH                                      Healthcare
                                                IT/Criminal
                                                  Justice

Hesser College               3/98                Business             Purchase
Portsmouth, NH                                  Healthcare
                                                IT/Criminal
                                                  Justice


(1) All of the acquisitions were accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statement of income as of the acquisition date. The assets and liabilities of the companies acquired in fiscal 1998 are included in the Company's consolidated balance sheet based on a preliminary allocation of their estimated fair values on the date of acquisition. The excess of cost over acquired net assets of businesses acquired has been recorded as an intangible asset and is being amortized on a straight-line basis.

                            EDUCATIONAL MEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. NEW ACCOUNTING PRONOUNCEMENTS

         In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods after December 15, 1997. SFAS 131 requires the reporting of segment profit or loss, certain specific revenue and expense items, segment assets, and a reconciliation of these disclosed items in total to the consolidated financial statements. SFAS 131 also requires the restatement of comparative information for earlier years in the initial year of application. The Company has not yet adopted SFAS 131, therefore, there is no impact on these financial statements, other than disclosure of its issuance.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

                                                   Three months ended    Three months ended
                                                      June 30, 1998         June 30, 1997
                                                       (Unaudited)           (Unaudited)
                                                   ------------------    ------------------
Net revenue                                               100.0%                100.0%
  School operating costs:
  Cost of education and facilities                         50.2                  49.3
  Selling and promotional expenses                         14.7                  15.3
  General and administrative expenses                      30.1                  30.9
  Amortization of goodwill and
       intangibles                                          2.4                   2.4
                                                        -------               -------
Income from operations                                      2.6                   2.1
Interest (income) expense, net                              1.8                  (0.7)
                                                        -------               -------
      Income  before income taxes                           0.8                   2.8
Provision for income taxes                                  0.3                   1.1
                                                        -------               -------
Net income                                                  0.5%                  1.7%
                                                        =======               =======

OTHER OPERATING DATA:
Number of school at end of period                            24                    19
Number of students at end of period                       8,418                 5,604
Number of new students starts during the
  period                                                  1,997                 1,693

Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

Net Revenue. Net revenue increased by $5,802 or 44.9%, to $18,711 for the three months ended June 30, 1998 from $12,909 for the three months ended June 30, 1997. Revenue growth was primarily a result of the operations of the two CHI Institute and four Hesser College schools which were acquired in February 1998 and March 1998, respectively. Revenue from the operations of schools included in the Company's results for the entire first quarters ended June 30, 1998 and 1997 increased 11.4% in the current period. The number of students attending the Company's schools at the end of the current quarter increased 50.2% to 8,418 from 5,604 at the end of the corresponding quarter in 1997 principally as a result of the addition of the CHI Institute and Hesser College schools. The number of new student starts at the Company's schools during the three months ended June 30, 1998 increased to 1,997 from 1,693 for the corresponding three months of the prior year, a 18.0% increase. This increase was due to the addition of the CHI Institute and Hesser College schools which added a total of 357 new student starts. Student withdrawal rates decreased to 3.2% compared to a 4.2% withdrawal rate experienced by the Company during the corresponding three months of the prior year. This decrease is due to the significantly lower drop rate of 1.0% at the Hesser College schools and the Company's "Retention Program" in each of its schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students, as well as counseling in the event a decision to withdraw is made by the student.

    Cost of Education and Facilities. Cost of education and facilities increased by $3,026, or 47.5%, to $9,396 for the three months ended June 30, 1998 from $6,370 for the three months ended June 30, 1997, principally as a result of the addition of the CHI Institute and Hesser College schools in fiscal 1998, costs related to increased enrollments in those schools, and the seasonality of the traditional semester basis of operations at the Hesser College schools. The cost of education and facilities as a percentage of net revenue was 50.2% in 1998 compared with 49.3% in 1997.

    Selling and Promotional. Selling and promotional expenses increased by $775, or 39.2%, to $2,752 for the three months ended June 30, 1998 from $1,977 for the three months ended June 30, 1997 principally as a result of the addition of the CHI Institute and Hesser College schools. Selling and promotional expenses as a percentage of net revenue decreased to 14.7% in 1998 compared with 15.3% in 1997.

    General and Administrative. Administrative expenses increased by $1,639, or 41.1%, to $5,624 for the three months ended June 30, 1998 from $3,985 for the three months ended June 30, 1997. Administrative expense as a percentage of net revenue decreased slightly to 30.1% in 1998 compared with 30.9% in 1997.

    Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $146 or 46.6%, to $459 for the three months ended June 30, 1998 from $313 for the three months ended June 30, 1997. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the CHI Institute and Hesser College schools.

    Interest Expense, Net. Net interest expense increased $428 to $334 for the three months ended June 30, 1998 from net interest income of $94 for the three months ended June 30, 1997. The change was principally a result of higher debt levels resulting in increased interest expense during the three months ended June 30, 1998 due to borrowings under the Company's bank credit facility in order to effect its fiscal 1998 acquisitions.

    Income Taxes. Income taxes decreased by $85 to $61 for the three months ended June 30, 1998 from $146 for the three months ended June 30, 1997 due to the decrease in income before income taxes.

    Net Income. Net income decreased to $85 for the three months ended June 30, 1998 from net income of $213 for the three months ended June 30, 1997. The decrease was a result of increased operating expenses which offset the increased net revenues due in part to the seasonality of the Hesser College operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the three months ended June 30, 1998 was $3,687 compared to $921 for the three months ended June 30, 1997. Cash used in operating activities increased in the current three month period due to increased payments of income taxes, interest expense on borrowings under the company's bank credit facility, professional fees, and other merger expenses related to the fiscal 1998 acquisitions, and working capital provided to fund the CHI Institute and Hesser College operations during the change of ownership period when federal funding is suspended by the Department of Education. The Company's principal source of funds at June 30, 1998 were cash and cash equivalents of $13,147 and accounts receivable of $8,920. The $2,431 increase in net trade accounts receivable experienced for the three months ended June 30, 1998 was primarily a result of accounts receivable purchased and revenue recognized for the CHI Institute and Hesser College operations during the change of ownership period when federal funding was suspended.

         Historically, the Company's investment activity consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $347 and $350 for the three months ended June 30, 1998 and 1997, respectively, consisting of purchases of additional equipment, upgrades and replacement of existing equipment such as computers and medical equipment for school programs, and expanded facilities. Capital expenditures were primarily at the CHI Institute and Hesser College schools in the current three month period, and the Nebraska schools in the corresponding three month period of the prior year.

         The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased, with the exception of the land and building owned by the Company in Dayton, Ohio; Lincoln and Omaha, Nebraska; and Manchester, New Hampshire. The Company plans to continue to expand current facilities, upgrade and replace equipment, and acquire new schools. The Company expects that its fiscal 1999 operations and planned capital expenditures will be funded through cash generated from existing operations.

         The use of cash for financing activities for the three month period ended June 30, 1998 was primarily a result of payments of amounts due to sellers in connection with the CHI Institute and Hesser College acquisitions.

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

         In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from state agencies and the U. S. Department of Education. After change of control, the Department of Education suspends payments of the school's Title IV funding until the Department completes a recertification. This recertification process including obtaining prerequisite approvals from state regulatory and appropriate accrediting agencies typically takes from four to seven months. The Company's Title IV funding for its two CHI Institutes and four

Hesser college schools which was previously suspended was approved in June and July 1998, respectively.


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

    None

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits:

     27           Financial Data Schedule June 30, 1998 (for SEC use only)

Reports on Form 8-K:

     (i) Form 8-K/A filed April 30, 1998 regarding financial statements, pro forma financial information, and exhibits in connection with the Company's acquisition of two CHI Institute schools located in Broomall, and Southampton, Pennsylvania.

     (ii) Form 8-K/A filed May 27, 1998 regarding financial statements, pro forma financial information, and exhibits in connection with the Company's acquisition of four Hesser, Inc. schools located in Manchester, Nashua, Portsmouth, and Salem, New Hampshire.

     (iii) Form 8-K filed June 11, 1998 regarding consolidated financial statements of the Company for the year ended March 31, 1998.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Educational Medical, Inc.


Date: August 12, 1998                            /s/ Vince Pisano
                                             ----------------------------
                                                      Vince Pisano
                                                Chief Financial Officer
                                               Principal Financial Officer
                                                           and
                                              Principal Accounting Officer