Form 10-Q
period 1998-09-30
QUEST EDUCATION CORP
filed 1998-11-13
CIK 1016503

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q
                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to
         __________

         Commission file number       000-21567
                               -----------------------
                           Quest Education Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           65-0038445
-------------------------------                           -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

1327 Northmeadow Parkway, Suite 132
           Roswell, GA                                          30076
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

                                 (770) 475-9930
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                            Educational Medical, Inc.
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes __ No __

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $.01 Par Value, 8,174,362 shares as of November 11, 1998

                           QUEST EDUCATION CORPORATION

                                      INDEX





Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed consolidated balance sheets-September 30, 1998 and March 31, 1998 (audited)

                  Condensed consolidated statements of income - Three months ended September 30, 1998 and 1997; six months ended September 30, 1998 and 1997

                  Condensed consolidated statements of cash flows - Six months ended September 30, 1998 and 1997

                  Notes to condensed consolidated financial statements - September 30, 1998

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

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                           QUEST EDUCATION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               September 30,  March 31,
                                                                   1998          1998
                                                               ------------   ---------
                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 3,292      $21,446
  Restricted cash                                                      --          384
  Trade accounts receivable, less allowance for doubtful
   accounts of $2,957 and $1,968, respectively                     12,105        6,490
  Notes receivable                                                  1,553          623
  Prepaid expenses and other current assets                         3,333        2,822
  Deferred income tax assets                                          703          703
                                                                  -------      -------
               Total current assets                                20,986       32,468
Notes receivable, less allowance for doubtful accounts of
   $326 and $326, respectively                                        355          737
Property and equipment, net                                        13,375       13,644
Deferred debt issuance costs, net of accumulated
  amortization of $172 and $112, respectively                         215          275
Covenants not to compete, net of accumulated amortization of
   $1,556 and 1,481, respectively                                     871          945
Goodwill and other intangible assets, net of accumulated
   amortization of $8,707 and $7,949, respectively                 31,067       31,274
Deferred income tax assets                                          1,778        1,778
Other assets                                                          206          177
                                                                  =======      =======
               Total assets                                       $68,853      $81,298
                                                                  =======      =======

                           QUEST EDUCATION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                             (Dollars in thousands)

                                                                        September 30,     March 31,
                                                                            1998            1998
                                                                        -------------    ----------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $   286          $   682
   Other amounts due to sellers                                                --            3,518
   Accrued compensation                                                     1,102            1,241
   Accrued expenses                                                         3,179            2,140
   Deferred tuition income                                                  4,166            5,096
   Current portion of long-term debt                                        5,939           14,837
                                                                          -------          -------
      Total current liabilities                                            14,672           27,514
Long-term debt, less current portion                                       14,639           17,110
Other liabilities                                                             708            1,002
                                                                          -------          -------
      Total liabilities                                                    30,019           45,626

Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares, none issued and
      outstanding                                                              --               --
     Common stock, $.01 par value - authorized 15,000,000
      shares, 8,169,195 and 7,729,529 shares issued and
      outstanding at September 30, and March 31, 1998, respectively            82               77
   Additional paid-in capital on common stock                              36,389           33,739
   Retained earnings                                                        2,363            1,856
                                                                          -------          -------
      Total stockholders' equity                                           38,834           35,672
                                                                          =======          =======
      Total liabilities and stockholders' equity                          $68,853          $81,298
                                                                          =======          =======

            See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                     Three months    Three months       Six months     Six months
                                                         ended           ended             ended           ended
                                                     September 30,   September 30,     September 30,   September 30,
                                                         1998            1997              1998            1997
                                                     -------------   -------------     -------------   -------------
                                                     (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)
Net revenues                                          $   20,419      $    13,740       $   39,130      $   26,649

School operating costs:
  Cost of education and facilities                         9,956            6,633           19,352          13,003
  Selling and promotional                                  3,228            2,062            5,980           4,038
  General and administrative expenses                      5,752            3,835           11,376           7,821
  Amortization of goodwill and intangibles                   434              313              893             626
                                                      ----------      -----------       ----------      ----------
Income from operations                                     1,049              897            1,529           1,161
Interest (income) expense, net                               320              (73)             654            (167)
                                                      ----------      -----------       ----------      ----------
Income before income taxes                                   729              970              875           1,328
Provision for income taxes                                   306              386              367             531
                                                      ----------      -----------       ----------      ----------
Net income                                            $      423      $       584       $      508      $      797
                                                      ==========      ===========       ==========      ==========

Basic:
   Net income per share                               $     0.05      $      0.08       $     0.06      $     0.11
   Weighted average number of shares outstanding       8,065,369        7,350,543        7,905,162       7,348,021

Diluted:
   Net income per share                               $     0.05      $      0.08       $     0.06      $     0.10
   Weighted average number of shares outstanding       8,209,667        7,587,818        8,112,528       7,594,844



           See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                             Six months      Six months
                                                                ended          ended
                                                            September 30,   September 30,
                                                                1998            1997
                                                            -------------   -------------
OPERATING ACTIVITIES:
Net income                                                    $    508        $    797
Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation                                                1,098             733
     Amortization of intangible assets                             893             626
     Provision for losses on accounts receivable                 1,262             562
     Changes in operating assets and liabilities, net of
       assets acquired and liabilities assumed                  (9,293)         (4,972)
                                                              --------        --------
Net cash used in operating activities                           (5,532)         (2,254)

INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired                      (55)             --
Purchases of property and equipment, net                          (813)           (919)
                                                              --------        --------
Net cash used in investing activities                             (868)           (919)

FINANCING ACTIVITIES:
Issuance of common stock                                         3,163              --
Proceeds from short-term debt                                    4,000              --
Principal payments on long-term debt                           (15,400)         (3,550)
Increase in deferred debt issue costs                               --             (39)
Payments of amounts due to sellers                              (3,517)             --
                                                              --------        --------
Net cash used in financing activities                          (11,754)         (3,589)
                                                              --------        --------

(Decrease) in cash and cash equivalents                        (18,154)         (6,762)
Cash and cash equivalents at beginning of period                21,446          14,048
                                                              --------        --------
Cash and cash equivalents at end of period                    $  3,292        $  7,286
                                                              ========        ========





            See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. PUBLIC OFFERING

On July 2, 1998, the Company completed a Public Offering ("the Offering") of common stock. A total of 2,000,000 shares were sold at $8.75 per share which included 126,001 shares sold by the Company and 1,873,999 shares sold by certain selling stockholders. On July 31, 1998, the Underwriters exercised their option to purchase 300,000 additional shares of common stock from the Company. The net proceeds to the Company were approximately $3.5 million before deducting expenses of the Offering. These proceeds are being used for general corporate purposes.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

3. EARNINGS PER SHARE (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

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

The table below presents the computations and required disclosures under SFAS 128 and SAB 98 for the computation of basic and diluted earnings per share for the three and six month periods ended September 30, 1998 and 1997.

                                                    Three Months      Three Months      Six Months         Six Months
                                                        ended             ended            ended              ended
                                                    September 30,     September 30,    September 30,      September 30,
                                                        1998              1997             1998               1997
                                                    -------------     -------------    -------------      -------------
Numerator:
     Net income                                      $      423        $      584       $      508        $      797

Denominator:
    Denominator for basic earnings per share-
       weighted average shares outstanding            8,065,369         7,350,543        7,905,162         7,348,021
     Effect of dilutive securities:
       Options                                          128,380           222,424          190,647           231,275
       Warrants                                          15,918            14,851           16,719            15,548
                                                     ----------        ----------        ---------        ----------
    Denominator for diluted earnings per share-
       weighted average shares outstanding            8,209,667         7,587,818        8,112,528         7,594,844

Basic net income per share                           $     0.05        $     0.08        $    0.06        $     0.11

Diluted net income per share                         $     0.05        $     0.08        $    0.06        $     0.10


Options to purchase 665,167, 465,167, 520,000 and 482,167 shares of common stock for the three and six month periods ended September 30, 1998 and 1997, respectively, were outstanding. Those options were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ACQUISITIONS

The Company has made the following acquisitions since April 1, 1997:

                                                                                                             ACCOUNTING
            SCHOOL                        DATE ACQUIRED                     CURRICULUM                       METHOD (1)
-------------------------------    ----------------------------     ----------------------------     ----------------------------
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

Hesser College                                3/98                           Business                         Purchase
Manchester, NH                                                              Healthcare
                                                                            IT/Criminal
                                                                              Justice

Hesser College                                3/98                           Business                         Purchase
Salem, NH                                                                   Healthcare
                                                                            IT/Criminal
                                                                              Justice

Hesser College                                3/98                           Business                         Purchase
Nashua, NH                                                                  Healthcare
                                                                            IT/Criminal
                                                                              Justice

Hesser College                                3/98                           Business                         Purchase
Portsmouth, NH                                                              Healthcare
                                                                            IT/Criminal
                                                                              Justice


(1) All of the acquisitions were accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statement of income as of the acquisition date. The assets and liabilities of the companies acquired in fiscal 1998 are included in the Company's consolidated balance sheet based on a preliminary allocation of their estimated fair values on the date of acquisition. The excess of cost over acquired net assets of businesses acquired has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods after December 15, 1997. SFAS 131 requires the reporting of segment profit or loss, certain specific revenue and expense items, segment assets, and a reconciliation of these disclosed items in total to the consolidated financial statements. SFAS 131 also requires the restatement of comparative information for earlier years in the initial year of application. The Company has not yet adopted SPAS 131, but does not believe that its adoption will have a significant impact on its financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS)

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, risks and uncertainties with respect to program implementation and expansion, performance of existing schools and schools acquired during the quarter, and those relating to factors identified in Quest Education Corporation's Form 10-K for the year ended March 31, 1998 filed with the Commission.

RESULTS OF OPERATIONS

                                              Three months   Three months     Six months     Six months
                                                  ended         ended           ended         ended
                                              September 30,  September 30,   September 30,  September 30,
                                                  1998          1997            1998          1997
                                              (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
                                              -------------  -------------   -------------  -------------
Net revenue                                       100.0%        100.0%          100.0%        100.0%
  School operating costs:
  Cost of education and facilities                 48.8          48.3            49.5          48.8
  Selling and promotional expenses                 15.8          15.0            15.3          15.2
  General and administrative expenses              28.2          27.9            29.1          29.3
  Amortization of goodwill and
       intangibles                                  2.1           2.3             2.3           2.3
                                               --------       -------        --------       -------
Income from operations                              5.1           6.5             3.8           4.4
Interest (income) expense, net                      1.5          (0.5)            1.6          (0.6)
                                               --------       -------        --------       -------
Income before income taxes                          3.6           7.0             2.2           5.0
Provision for income taxes                          1.5           2.8             0.9           2.0
                                               --------       -------        --------       -------
Net income                                          2.1%          4.2%            1.3%          3.0%
                                               ========       =======        ========       =======

OTHER OPERATING DATA:
Number of schools at end of period                   24            18              24            18
Number of students at end of period              11,018         6,506          11,018         6,506
Number of new student starts during the
  period                                          4,763         2,560           6,760         4,253


Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

Net Revenue. Net revenue increased by $6,679 or 48.6%, to $20,419 for the three months ended September 30, 1998 from $13,740 for the three months ended September 30, 1997. Revenue growth was primarily a result of the operations of the two CHI Institute and four Hesser College schools which were acquired in February 1998 and March 1998, respectively. Revenue from the operations of schools included in the Company's results for the entire second quarters ended September 30, 1998 and 1997 increased 8.7% in the current period. The number of students attending the Company's schools at the end of the current quarter increased 69.4% to 11,018 from 6,506 at the end of the corresponding quarter in 1997 principally as a result of the addition of the CHI Institute and Hesser College schools. The number of new student starts at the Company's schools during the three months ended September 30, 1998 increased to 4,763 from 2,560 for the corresponding three months of the prior year, an 86.1% increase. This increase was primarily due to the addition of the CHI Institute and Hesser College schools which added a total of 2,070 new student starts. Student withdrawal rates decreased to 3.0% compared to a 3.6% withdrawal rate experienced by the Company during the corresponding three months of the prior year. This decrease is due to the significantly lower withdrawal rate of 1.8% at the Hesser College schools and the Company's "Retention Program" in each of its schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students, as well as counseling in the event a decision to withdraw is made by the student.

Cost of Education and Facilities. Cost of education and facilities increased by $3,323, or 50.1%, to $9,956 for the three months ended September 30, 1998 from $6,633 for the three months ended September 30, 1997, principally as a result of the addition of the CHI Institute and Hesser College schools in fiscal 1998, costs related to increased enrollments in those schools, and the seasonality of the traditional semester basis of operations at the Hesser College schools. The cost of education and facilities as a percentage of net revenue was 48.8% in 1998 compared with 48.3% in 1997.

 Selling and Promotional. Selling and promotional expenses increased by $1,166, or 56.5%, to $3,228 for the three months ended September 30, 1998 from $2,062 for the three months ended September 30, 1997 principally as a result of the addition of the CHI Institute and Hesser College schools. Selling and promotional expenses as a percentage of net revenue was 15.8% in 1998 compared with 15.0% in 1997.

General and Administrative. General and administrative expenses increased by $1,917, or 50.0%, to $5,752 for the three months ended September 30, 1998 from $3,835 for the three months ended September 30, 1997 primarily as a result of the addition of the CHI Institute and Hesser College schools. Administrative expense as a percentage of net revenue was 28.2% in 1998 compared with 27.9% in 1997.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $121 or 38.7%, to $434 for the three months ended September 30, 1998 from $313 for the three months ended September 30, 1997. The increase was primarily a result of the amortization of goodwill arising from the acquisitions of the CHI Institute and Hesser College schools.

Interest Expense, Net. Net interest expense increased $393 to $320 for the three months ended September 30, 1998 from net interest income of $73 for the three months ended September 30, 1997. The change was principally a result of higher debt levels resulting in increased interest expense during the three months ended September 30, 1998 due to borrowings under the Company's bank credit facilities in order to affect its fiscal 1998 acquisitions and for general corporate purposes.

Income Taxes. Income taxes decreased by $80 to $306 for the three months ended September 30, 1998 from $386 for the three months ended September 30, 1997 due to the decrease in income before income taxes.

Net Income. Net income decreased to $423 for the three months ended September 30, 1998 from net income of $584 for the three months ended September 30, 1997. The decrease was a result of increased operating expenses which offset the increased net revenue due in part to the seasonality of the Hesser College operations.

Six Months Ended September 30, 1998 Compared With Six Months Ended September 30, 1997

Net Revenue. Net revenue increased by $12,481 or 46.8%, to $39,130 for the three months ended September 30, 1998 from $26,649 for the six months ended September 30, 1997. Revenue growth was primarily a result of the operations of the two CHI Institute and four Hesser College schools which were acquired in February 1998 and March 1998, respectively. Revenue from the operations of schools included in the Company's results for the entire six months ended September 30, 1998 and 1997 increased 8.1% in the current period. The number of students attending the Company's schools at the end of the current quarter increased 69.4% to 11,018 from 6,506 at the end of the corresponding quarter in 1997 principally as a result of the addition of the CHI Institute and Hesser College schools which accounted for 4,092 students. The number of new student starts at the Company's schools during the six months ended September 30, 1998 increased to 6,760 from 4,253 for the corresponding six months of the prior year, a 58.9% increase. This increase was due to the addition of the CHI Institute and Hesser College schools which added a total of 2,427 new student starts. Student withdrawal rates decreased to 3.1% compared to a 3.9% withdrawal rate experienced by the Company during the corresponding six months of the prior year. This decrease is due to the significantly lower withdrawal rate of 1.4% at the Hesser College Schools and the Company's "Retention Program" in each of its schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students, as well as counseling in the event a decision to withdraw is made by the student.

Cost of Education and Facilities. Cost of education and facilities increased by $6,349, or 48.8%, to $19,352 for the six months ended September 30, 1998 from $13,003 for the six months ended September 30, 1997, principally as a result of the addition of the CHI Institute and Hesser College schools in fiscal 1998, costs related to increased enrollments in those schools, and the seasonality of the traditional semester basis of operations at the Hesser College schools. The cost of education and facilities as a percentage of net revenue was 49.5% in 1998 compared with 48.8% in 1997.

Selling and Promotional. Selling and promotional expenses increased by $1,942, or 48.1%, to $5,950 for the six months ended September 30, 1998 from $4,038 for the six months ended September 30, 1997 principally as a result of the addition of the CHI Institute and Hesser College schools. Selling and promotional expenses as a percentage of net revenue was 15.3% in 1998 compared with 15.2% in 1997.

General and Administrative. General and Administrative expenses increased by $3,555, or 45.5%, to $11,376 for the six months ended September 30, 1998 from $7,821 for the six months ended September 30, 1997 primarily due to the addition of the CHI Institute and Hesser College schools. Administrative expense as a percentage of net revenue decreased slightly to 29.1% in 1998 compared with 29.3% in 1997.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $267 or 42.7%, to $893 for the six months ended September 30, 1998 from $626 for the six months ended September 30, 1997. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the CHI Institute and Hesser College schools.

Interest Expense, Net. Net interest expense increased $821 to $654 for the six months ended September 30, 1998 from net interest income of $167 for the six months ended September 30, 1997. The change was principally a result of higher debt levels resulting in increased interest expense during the six months ended September 30, 1998 due to borrowings under the Company's bank credit facilities in order to affect its fiscal 1998 acquisitions and for general corporate purposes.

Income Taxes. Income taxes decreased by $164 to $367 for the six months ended September 30, 1998 from $531 for the six months ended September 30, 1997 due to the decrease in income before income taxes.

Net Income. Net income decreased to $508 for the six months ended September 30, 1998 from net income of $797 for the six months ended September 30, 1997. The decrease was a result of increased operating expenses which offset the increased net revenue due in part to the seasonality of the Hesser College operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six months ended September 30, 1998 was $5,532 compared to $2,254 for the six months ended September 30, 1997. Cash used in operating activities increased in the current six month period due to increased payments of income taxes, interest expense on borrowings under the company's bank credit facilities, professional fees and other merger expenses related to the fiscal 1998 acquisitions, and working capital provided to fund the CHI Institute and Hesser College operations during the change of ownership period when federal funding is suspended by the Department of Education. The Company's principal source of funds at September 30, 1998 were cash and cash equivalents of $3,292 and net accounts receivable of $12,105. The $5,615 increase in net trade accounts receivable experienced for the six months ended September 30, 1998 was primarily a result of accounts receivable purchased, the recognition of revenue for the CHI Institute and Hesser College operations during the change of ownership period when federal funding was suspended, and increased enrollments at Hesser College at the start of its fall semester. The Company's federal funding which was suspended during the change of ownership period for its fiscal 1998 acquisitions was approved in June and July 1998.

Historically, the Company's investment activity consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $868 and $919 for the six months ended September 30, 1998 and 1997, respectively, consisting primarily of purchases of additional equipment, upgrades and replacement of existing equipment such as computers and medical equipment for school programs, and expanded facilities. Capital expenditures were primarily at the CHI Institute and Hesser College schools in the current six month period, and the Nebraska schools in the corresponding six month period of the prior year.

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

The use of cash in financing activities experienced for the six month period ended September 30, 1998 was primarily a result of payments on long-term debt and amounts due to sellers in connection with the CHI Institute and Hesser College acquisitions, partially offset by short-term borrowings and issuance of common stock.

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

In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from state agencies and the U. S. Department of Education. After change of control, the Department of Education suspends payments of the school's Title IV funding until the Department completes a recertification. This recertification process including obtaining prerequisite approvals from state regulatory and appropriate accrediting agencies typically takes from four to seven months. Currently, the Company has no schools pending recertification.

OTHER MATTERS

Subsequent Events

Bank Loan Commitment

In early October, the Company received a commitment from its lender bank to increase its credit line from $37 million to $40 million. The Company believes its existing credit facility is adequate to provide financing to implement its expansion and acquisition activities for at least the next twelve months. However, the proposed increase will provide the Company with additional flexibility. The commitment is subject to the negotiation of definitive agreements. There is no guaranty that a definitive agreement implementing the proposed increase will be signed.

Acquisition Agreement

On October 29, 1998, the Company signed a definitive agreement to acquire the assets of three Hamilton College and two American Institutes of Commerce Schools located in Iowa. The five schools which have approximately 1,600 students are regionally accredited by the North Central Association of Colleges and Schools Commission on Institutions of Higher Education (NCA). The schools have a combined annual revenue of approximately $9.5 million and offer associate degrees and diploma programs in Information Technology and Business. The acquisition is expected to close prior to November 30, 1998.

Letter of Credit

In connection with the Company's agreement to purchase five schools in Iowa, the Company posted an irrevocable letter of credit (the "Letter of Credit") with the Department of Education in the amount of $2.4 million to guaranty any financial obligations the schools may incur to the Department of Education, such as the obligation to pay any refunds coming due to current or former students of the institution. The Letter of Credit was required because the corporation from which the Company intends to acquire three of the schools had failed to meet certain of the Department of Education's regulations applicable to its financial condition.

Name Change

On September 22, 1998, a majority of shareholders approved amendment of the Company's Articles of Incorporation to change the name of the Company to "Quest Education Corporation". The common stock is now listed on the Nasdaq National Market under the trading symbol "QEDC".

Year 2000 Compliance

Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. Because the Company has purchased or upgraded substantially all of its computer hardware and software systems within the last few years, for reasons unrelated to Year 2000 compliance issues, the Company does not expect to be affected by Year 2000 issues arising from the use of older "legacy" computer-based systems. The Company is currently conducting a comprehensive review of its computer-based systems (both hardware and software) to determine if those systems will be affected by resulting Year 2000 compliance issues. So far, the Company's review of its computer-based systems indicates that approximately 70% of all such systems are Year 2000 compliant. Systems crucial to the Company's financial operations such as accounting and FEEDS (the Company's federal financial aid system software) are Year 2000 compliant. Management has determined that replacement or upgrade of the non-compliant systems will not require incurring costs that would be material to the Company's results of operations and financial condition and that the replacements and upgrades can be completed with a minimal allocation of manpower. The Company anticipates that all of its internal systems will be Year 2000 compliant not later than September 30, 1999. The Company is seeking confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant and has received written confirmation of compliance from approximately two-thirds of such outside vendors, financial institutions and others. The Company has been advised by the Department of Education that modifications of the systems involved in the administration of the Department's Federal Direct Student Loan Program which represents a majority of the Company's funding will be completed by June 1999. However, there can be no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company's results of operations and financial condition. The Company is in the process of formulating contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. Management believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which it has control.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Prior to the CHI Institute Acquisition by the Company, a jury verdict in the amount of $102,000 was entered against the acquired company in an action filed in the United States District Court for the Eastern District of Pennsylvania. The action was based on alleged mental distress suffered by a former student as a result of conduct of her fellow students and employees of CHI Institute's Southampton location. An appeal of the verdict was filed in the United States District Court of the Eastern District of Pennsylvania. The Plaintiff subsequently filed a separate action in the Federal Court seeking an award of attorneys' fees and costs of approximately $130,000. During August 1998, this matter was settled on what the Company considers to be favorable terms and both appeals were voluntarily dismissed with prejudice.

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

    None

Item 3.  Defaults upon Senior Securities.

    None


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company conducted it's 1998 Annual Shareholders' Meeting on September 22, 1998. Represented in person or by proxy were 7,147,639 shares, or approximately 87.5% of the total 8,169,195 shares outstanding. The following actions were taken on items submitted to a vote of the shareholders:

1. Election of the five member Board of Directors for 1998-1999 consisting of Gary D. Kerber, Robert J. Cresci, William D. Ford, Carl S. Hutman, and Richard E. Kroon.

2. Approval of the amendment of the Company's Articles of Incorporation to change the name of the Company to "Quest Education Corporation."

3.       Approval of the Company's 1998 Employee Stock Purchase Plan.

4. Approval of the 1998 Amendment to the Company's 1996 Incentive Stock Option Plan.

5. Ratification of the selection by the Board of Directors of Ernst & Young, LLP as the Company's independent auditors for the current fiscal year.

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits:

     27.  Financial Data Schedule September 30, 1998 (for SEC use only)

      Reports on Form 8-K

      None

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Quest Education Corporation


Date: November 12, 1998
                                                (Signature)
                                               Vince Pisano
                                         Chief Financial Officer
                                        Principal Financial Officer
                                                    and
                                        Principal Accounting Officer