Form 10-Q
period 1998-12-31
QUEST EDUCATION CORP
filed 1999-02-12
CIK 1016503

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q

(MARK ONE)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to
         __________

Commission file number       000-21567
                       ---------------------

                           Quest Education Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                             65-0038445
     ------------------------------                              -------------------
     (State or other jurisdiction of                                (IRS Employer
     incorporation or organization)                              Identification No.)

      1400 Hembree Road, Suite 100
               Roswell, GA                                              30076
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

                                 (770) 510-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

            1327 Northmeadow Pkwy., Suite 132, Roswell, Georgia 30076
            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $.01 Par Value, 8,188,640 shares as of February 11, 1999

                           QUEST EDUCATION CORPORATION

                                      INDEX



Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed consolidated balance sheets-December 31, 1998
                   (unaudited) - and March 31, 1998 (audited)

                  Condensed consolidated statements of income (unaudited)-
                   Three months ended December 31, 1998 and 1997; nine months ended December 31, 1998 and 1997

                  Condensed consolidated statements of cash flows (unaudited)-
                   Nine months ended December 31, 1998 and 1997

                  Notes to condensed consolidated financial statements
                   (unaudited)-December 31, 1998

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Part II. Other Information

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                           QUEST EDUCATION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               December 31,   March 31,
                                                                   1998         1998
                                                               -----------    ---------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 5,861      $21,446
  Restricted cash                                                      --          384
  Trade accounts receivable, less allowance for doubtful
     accounts of $3,104 and $1,968, respectively                   11,786        6,490
  Notes receivable                                                  1,562          623
  Prepaid expenses and other current assets                         1,743        2,822
  Deferred income tax assets                                          703          703
                                                                  -------      -------
               Total current assets                                21,655       32,468

Notes receivable, less allowance for doubtful accounts of
   $326 and $326, respectively                                        382          737
Property and equipment, net                                        15,381       13,644
Deferred debt issuance costs, net of accumulated
  amortization of $205 and $112, respectively                         213          275
Covenants not to compete, net of accumulated amortization of
   $1,593 and 1,481, respectively                                   1,083          945
Goodwill and other intangible assets, net of accumulated
   amortization of $9,119 and $7,949, respectively                 34,266       31,274
Deferred income tax assets                                          1,778        1,778
Other assets                                                          177          177
                                                                  -------      -------
               Total assets                                       $74,935      $81,298
                                                                  =======      =======

                           QUEST EDUCATION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                             (Dollars in thousands)

                                                                                December 31,   March 31,
                                                                                   1998          1998
                                                                                -----------    ---------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                                $   772      $   682
   Other amounts due to sellers                                                         --        3,518
   Accrued compensation                                                              1,163        1,241
   Accrued expenses                                                                  3,229        2,140
   Deferred tuition income                                                           4,510        5,096
   Current portion of long-term debt                                                 7,932       14,837
                                                                                   -------      -------
      Total current liabilities                                                     17,606       27,514
Long-term debt, less current portion                                                15,853       17,110
Other liabilities                                                                      386        1,002
                                                                                   -------      -------
      Total liabilities                                                             33,845       45,626

Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares, none issued and outstanding            --           --
   Common stock, $.01 par value - authorized 15,000,000 shares, 8,187,140 and
      7,729,529 shares issued and outstanding at December 31, and March 31,
      1998, respectively                                                                82           77
   Additional paid-in capital on common stock                                       36,153       33,739
   Retained earnings                                                                 4,855        1,856
                                                                                   -------      -------
      Total stockholders' equity                                                    41,090       35,672
                                                                                   -------      -------
      Total liabilities and stockholders' equity                                   $74,935      $81,298
                                                                                   =======      =======

            See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                    Three months          Three months          Nine months          Nine months
                                                        ended                 ended                ended                ended
                                                    December 31,          December 31,          December 31,         December 31,
                                                        1998                  1997                  1998                 1997
                                                    ------------          ------------          ------------         ------------
                                                     (Unaudited)           (Unaudited)          (Unaudited)          (Unaudited)
Net revenues                                          $   24,878          $    14,820           $   64,008          $    41,469

School operating costs:
  Cost of education and facilities                        10,303                6,345               29,654               19,349
  Selling and promotional                                  3,038                2,234                9,018                6,272
  General and administrative expenses                      6,435                3,836               17,811               11,657
  Amortization of goodwill and intangibles                   481                  313                1,374                  938
                                                      ----------          -----------           ----------          -----------
Income from operations                                     4,621                2,092                6,151                3,253
Interest expense (income), net                               325                  (89)                 980                 (256)
                                                      ----------          -----------           ----------          -----------
Income before income taxes                                 4,296                2,181                5,171                3,509
Provision for income taxes                                 1,804                  873                2,172                1,404
                                                      ----------          -----------           ----------          -----------
Net income                                            $    2,492          $     1,308           $    2,999          $     2,105
                                                      ==========          ===========           ==========          ===========

Basic:
   Net income per share                               $     0.31          $      0.18           $     0.38          $      0.29
   Weighted average number of shares outstanding       8,177,374            7,363,260            7,996,229            7,349,612

Diluted:
   Net income per share                               $     0.30          $      0.17           $     0.37          $      0.28
   Weighted average number of shares                   8,334,588            7,585,365            8,186,548            7,582,962


           See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Nine months            Nine months
                                                                         ended                  ended
                                                                     December 31,           December 31,
                                                                         1998                   1997
                                                                     ------------           ------------
                                                                      (Unaudited)            (Unaudited)
OPERATING ACTIVITIES:
Net income                                                             $  2,999               $  2,105
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation                                                         1,682                  1,162
     Amortization of intangible assets                                    1,374                    938
     Provision for losses on accounts receivable                          2,028                    803
     Changes in operating assets and liabilities, net of
       assets acquired and liabilities assumed                           (7,519)                (4,326)
                                                                       --------               --------
Net cash provided by operating activities                                   564                    682

INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired                              (425)                    --
Purchases of property and equipment, net                                 (3,366)                (1,563)
                                                                       --------               --------
Net cash used in investing activities                                    (3,791)                (1,563)

FINANCING ACTIVITIES:
Issuance of common stock, net of offering expenses                        2,927                     98
Proceeds from short-term debt                                             4,000                     --
Principal payments on long-term debt                                    (15,737)                (3,923)
Increase in deferred debt issue costs                                       (30)                   (39)
Payments of amounts due to sellers                                       (3,518)                    --
                                                                       --------               --------
Net cash used in financing activities                                   (12,358)                (3,864)
                                                                       --------               --------

Decrease in cash and cash equivalents                                   (15,585)                (4,745)
Cash and cash equivalents at beginning of period                         21,446                 14,048
                                                                       --------               --------
Cash and cash equivalents at end of period                             $  5,861               $  9,303
                                                                       ========               ========


            See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1998

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 filed with the Securities and Exchange Commission.

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

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

3. EARNINGS PER SHARE (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

Earnings per share are calculated using Statement of Financial Accounting Standards No. 128, Earnings per Share, ("SFAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Basic earnings per share includes weighted average common shares outstanding. Diluted earnings per share includes weighted average common shares outstanding plus the dilutive effect of stock options and stock purchase warrants.

The table below presents the computations and required disclosures under SFAS 128 and SAB 98 for the computation of basic and diluted earnings per share for the three and nine month periods ended December 31, 1998 and 1997.

                                                      Three Months    Three Months    Nine Months     Nine Months
                                                          ended          ended           ended           ended
                                                      December 31,    December 31,   December 31,     December 31,
                                                          1998            1997           1998             1997
                                                      ------------    ------------   ------------     ------------
                                                       (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
Numerator:
     Net income                                       $    2,492      $    1,308      $    2,999      $    2,105

Denominator:
    Denominator for basic earnings per share-
       weighted average shares outstanding             8,177,374       7,363,260       7,996,229       7,349,612
    Effect of dilutive securities:
       Options                                           143,313         207,254         174,340         218,123
       Warrants                                           13,901          14,851          15,979          15,227
                                                      ----------      ----------      ----------      ----------
    Denominator for diluted earnings per
       share-weighted average shares outstanding       8,334,588       7,585,365       8,186,548       7,582,962


Basic net income per share                            $     0.31      $     0.18      $     0.38      $     0.29

Diluted net income per share                          $     0.30      $     0.17      $     0.37      $     0.28

Options to purchase 745,500, 665,167, 520,000 and 520,000 shares of common stock for the three and nine month periods ended December 31, 1998 and 1997, respectively, were outstanding. Those options were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ACQUISITIONS

The Company has made the following acquisitions since April 1, 1997:


          SCHOOL (1)                      DATE ACQUIRED                     CURRICULUM
-------------------------------    ----------------------------     ----------------------------
CHI Institute                                 2/98                          IT/Business
Southhampton, PA                                                            Healthcare
                                                                            Electronic
                                                                            Engineering

CHI Institute                                 2/98                          IT/Business
Broomall, PA                                                                Healthcare
                                                                            Electronic
                                                                            Engineering

Hesser College                                3/98                           Business
Manchester, NH                                                              Healthcare
                                                                            IT/Criminal
                                                                              Justice

Hesser College                                3/98                           Business
Salem, NH                                                                   Healthcare
                                                                            IT/Criminal
                                                                              Justice

Hesser College                                3/98                           Business
Nashua, NH                                                                  Healthcare
                                                                            IT/Criminal
                                                                              Justice

Hesser College                                3/98                           Business
Portsmouth, NH                                                              Healthcare
                                                                            IT/Criminal
                                                                              Justice

American Institute                            11/98                         IT/Business
 of Commerce (2)
Cedar Falls, IA

American Institute                            11/98                         IT/Business
 of Commerce (2)
Davenport, IA

Hamilton College (2)                          11/98                         IT/Business
Cedar Rapids, IA

Hamilton College (2)                          11/98                         IT/Business
Des Moines, IA

Hamilton College (2)                          11/98                         IT/Business
Mason City, IA

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

(2) On November 30, 1998, the Company purchased all of the school related assets and assumed certain liabilities of five post-secondary schools located in Iowa for $4.5 million.

The Company financed the purchase of the Iowa schools as follows: $1 million paid on November 30, 1998, $1.5 million to be paid within 30 calendar days following approval by the U.S. Department of Education, and $2 million is payable in the form of a five-year promissory note bearing interest at 7% per annum due in equal quarterly principal payments.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

5. NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements for periods after December 15, 1997. SFAS 131 requires the reporting of segment profit or loss, certain specific revenue and expense items, segment assets, and a reconciliation of these disclosed items in total to the consolidated financial statements. SFAS 131 also requires the restatement of comparative information for earlier years in the initial year of application. The Company has not yet adopted SFAS 131, but does not believe that its adoption will have a significant impact on its financial statements.

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

RESULTS OF OPERATIONS


                                             Three months          Three months           Nine months           Nine months
                                                ended                 ended                  ended                 ended
                                             December 31,          December 31            December 31,          December 31,
                                                 1998                  1997                  1998                  1997
                                             ------------          -----------            ------------          ------------
                                             (Unaudited)           (Unaudited)            (Unaudited)            (Unaudited)
Net revenues                                    100.0%                100.0%                  100.0%                100.0%
  School operating costs:
  Cost of education and facilities               41.4                  42.8                    46.3                  46.6
  Selling and promotional expenses               12.2                  15.1                    14.1                  15.1
  General and administrative expenses            25.9                  25.9                    27.8                  28.1
  Amortization of goodwill and
       intangibles                                1.9                   2.1                     2.1                   2.3
                                             --------               -------                --------               -------
Income from operations                           18.6                  14.1                     9.7                   7.9
Interest expense, (income) net                    1.3                  (0.6)                    1.5                  (0.6)
                                             --------               -------                --------               -------
Income before income taxes                       17.3                  14.7                     8.2                   8.5
Provision for income taxes                        7.3                   5.9                     3.4                   3.4
                                             --------               -------                --------               -------
Net income                                       10.0%                  8.8%                    4.8%                  5.1%
                                             ========               =======                ========               =======

OTHER OPERATING DATA:
Number of schools at end of period                 29                    18                      29                    18
Number of students at end of period            11,214                 5,978                  11,214                 5,978
Number of new student starts during the
  period                                        1,768                 1,345                   8,528                 5,598


Three Months Ended December 31, 1998 Compared With Three Months Ended December 31, 1997

Net Revenues. Net revenues increased by $10,058 or 67.9%, to $24,878 for the three months ended December 31,1998 from $14,820 for the three months ended December 31, 1997. Revenue growth was primarily a result of the operations of the two CHI Institute and four Hesser College schools which were acquired in February 1998 and March 1998, respectively. Revenue from the operations of schools included in the Company's results for the entire third quarters ended December 31, 1998 and 1997 increased 8.0% in the current period. The number of students attending the Company's schools at the end of the current quarter increased 87.6% to 11,214 from 5,978 at the end of the corresponding quarter in 1997 principally as a result of the addition of the CHI Institute, Hesser College, American Institute of Commerce, and Hamilton College schools which together accounted for 5,073 students. The two American Institute of Commerce and three Hamilton College schools were acquired in November 1998. The number of new student starts at the Company's schools during the three months ended December 31, 1998 increased to 1,768 from 1,345 for the corresponding three months of the prior year, a 31.4% increase. This increase was primarily due to the addition of the CHI Institute and Hesser College schools which added a total of 363 new student starts. Student withdrawal rates decreased to 3.4% compared to a 3.6% withdrawal rate experienced by the Company during the corresponding three months of the prior year. This decrease is due to the significantly lower withdrawal rate of 1.5% at the Hesser College schools and the Company's "Retention Program" in each of its schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students, as well as counseling in the event a decision to withdraw is made by the student.

Cost of Education and Facilities. Cost of education and facilities increased by $3,958, or 62.4%, to $10,303 for the three months ended December 31, 1998 from $6,345 for the three months ended December 31, 1997, principally as a result of the addition of the CHI Institute and Hesser College schools in fiscal 1998, costs related to increased enrollments in those schools, and the seasonality of the traditional semester basis of operations at the Hesser College schools. The cost of education and facilities as a percentage of net revenue decreased to 41.4% in 1998 compared with 42.8% in 1997.

Selling and Promotional. Selling and promotional expenses increased by $804, or 36.0%, to $3,038 for the three months ended December 31, 1998 from $2,234 for the three months ended December 31, 1997 principally as a result of the addition of the CHI Institute and Hesser College schools. Selling and promotional expenses as a percentage of net revenue decreased to 12.2% in 1998 compared with 15.1% in 1997.

General and Administrative. General and administrative expenses increased by $2,599, or 67.8%, to $6,435 for the three months ended December 31, 1998 from $3,836 for the three months ended December 31, 1997 primarily as a result of the addition of the CHI Institute and Hesser College schools. Administrative expense as a percentage of net revenue was 25.9% in both 1998 and 1997.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $168 or 53.7%, to $481 for the three months ended December 31, 1998 from $313 for the three months ended December 31, 1997. The increase was primarily a result of the amortization of goodwill arising from the acquisitions of the CHI Institute and Hesser College schools.

Interest Expense, Net. Net interest expense increased $414 to $325 for the three months ended December 31, 1998 from net interest income of $89 for the three months ended December 31, 1997. The change was principally a result of higher debt levels resulting in increased interest expense during the three months ended December 31, 1998 due to borrowings under the Company's bank credit facilities in order to effect its fiscal 1998 acquisitions and for general corporate purposes.

Income Taxes. Income taxes increased by $932 to $1,804 for the three months ended September 30, 1998 from $872 for the three months ended December 31, 1997 due to the increase in income before income taxes. The Company's effective tax rate was 42.0% and 40.0% in 1998 and 1997, respectively.

Net Income. Net income increased to $2,492 for the three months ended December 31, 1998 from net income of $1,309 for the three months ended December 31, 1997. The increase was a result of the 31.9% increase in income from operations due primarily to the CHI Institute and Hesser College schools partially offset by increased interest expense.

Nine Months Ended December 31, 1998 Compared With nine Months Ended December 31, 1997

Net Revenues. Net revenues increased by $22,539 or 54.4%, to $64,008 for the nine months ended December 31, 1998 from $41,469 for the nine months ended December 31, 1997. Revenue growth was primarily a result of the operations of the two CHI Institute and four Hesser College schools which were acquired in February 1998 and March 1998, respectively. Revenue from the operations of schools included in the Company's results for the entire nine months ended December 31, 1998 and 1997 increased 8.0% in the current period. The number of students attending the Company's schools at the end of the current quarter increased 87.6% to 11,214 from 5,978 at the end of the corresponding quarter in 1997 principally as a result of the addition of the CHI Institute, Hesser College, American Institute of Commerce, and Hamilton College schools which together accounted for 5,073 students. The number of new student starts at the Company's schools during the nine months ended December 31, 1998 increased to 8,528 from 5,598 for the corresponding nine months of the prior year, a 52.3% increase. This increase was primarily due to the addition of the CHI Institute and Hesser College schools which added a total of 2,790 new student starts. Student withdrawal rates decreased to 3.2% compared to a 3.8% withdrawal rate experienced by the Company during the corresponding nine months of the prior year. This decrease is due to the significantly lower withdrawal rate of 1.4% at the Hesser College schools and the Company's "Retention Program" in each of its schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students, as well as counseling in the event a decision to withdraw is made by the student.

Cost of Education and Facilities. Cost of education and facilities increased by $10,305, or 53.3%, to $29,654 for the nine months ended December 31, 1998 from $19,349 for the nine months ended December 31, 1997, principally as a result of the addition of the CHI Institute and Hesser College schools in fiscal 1998, costs related to increased enrollments in those schools, and the seasonality of the traditional semester basis of operations at the Hesser College schools. The cost of education and facilities as a percentage of net revenue decreased to 46.3% in 1998 compared with 46.6% in 1997.

Selling and Promotional. Selling and promotional expenses increased by $2,746, or 43.8%, to $9,018 for the nine months ended December 31, 1998 from $6,272 for the nine months ended December 31, 1997 principally as a result of the addition of the CHI Institute and Hesser College schools. Selling and promotional expenses as a percentage of net revenue decreased to 14.1% in 1998 compared with 15.1% in 1997.

General and Administrative. General and Administrative expenses increased by $6,154, or 52.8%, to $17,811 for the nine months ended December 31, 1998 from $11,657 for the nine months ended December 31, 1997 primarily due to the addition of the CHI Institute and Hesser College schools. Administrative expense as a percentage of net revenue decreased to 27.8% in 1998 compared with 28.1% in 1997.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $436 or 46.5%, to $1,374 for the nine months ended December 31, 1998 from $938 for the nine months ended December 31, 1997. The increase was primarily a result of the amortization of goodwill arising from the acquisitions of the CHI Institute and Hesser College schools.

Interest Expense, Net. Net interest expense increased $1,236 to $980 for the nine months ended December 31, 1998 from net interest income of $256 for the nine months ended December 31, 1997. The change was principally a result of higher debt levels resulting in increased interest expense during the nine months ended December 31, 1998 due to borrowings under the Company's bank credit facilities in order to effect its fiscal 1998 acquisitions and for general corporate purposes.

Income Taxes. Income taxes increased by $768 to $2,172 for the nine months ended December 31, 1998 from $1,404 for the nine months ended December 31, 1997 due to the significant increase in net revenues and percentage decrease in operating expenses which resulted in increased income before income taxes. The Company's effective tax rate was 42.0% and 40.0% for 1998 and 1997, respectively.

Net Income. Net income increased to $2,999 for the nine months ended December 31, 1998 from net income of $2,105 for the nine months ended December 31, 1997. The increase was a result of the 22.8% increase in income from operations due primarily to the CHI Institute and Hesser College schools, net of increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months ended December 31, 1998 was $564 compared to cash provided by operating activities of $682 for the nine months ended December 31, 1997. The Company's principal source of funds at December 31, 1998 were cash and cash equivalents of $5,861 and net accounts receivable of $11,786. The $5,296 increase in net trade accounts receivable experienced for the nine months ended December 31, 1998 was primarily a result of accounts receivable purchased, the recognition of revenue for the CHI Institute and Hesser College operations during the change of ownership period when federal funding was suspended, and increased enrollments at CHI Institute and Hesser College in the fall semester. The Company's federal funding for CHI Institute and Hesser College which was suspended during the change of ownership period was approved in June and July 1998.

Historically, the Company's investment activity consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $3,366 and $1,563 for the nine months ended December 31, 1998 and 1997, respectively, consisting primarily of purchases of additional equipment, upgrades and replacement of existing equipment such as computers and medical equipment for school programs, and expanded facilities. Capital expenditures were primarily at the CHI Institute and Hesser College schools in the current nine month period, and the Nebraska schools in the corresponding nine month period of the prior year.

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

The use of cash in financing activities experienced for the nine month period ended December 31, 1998 was primarily a result of payments on long-term debt and amounts due to sellers in connection with the CHI Institute and Hesser College acquisitions, and cash payments to effect the American Institute of Commerce and Hamilton College acquisitions, partially offset by short-term borrowings and proceeds from the sale of common stock.

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

In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from state agencies and the Department of Education. After change of control, the Department of Education suspends payments of the school's Title IV funding until the Department completes a recertification. This recertification process including obtaining prerequisite approvals from state regulatory and appropriate accrediting agencies typically takes from four to seven months. Recertification for the two American Institute of Commerce and three Hamilton College schools that were acquired in November 1998 was approved in February 1999.

In November 1998, the Company amended its loan agreement with NationsBank, N.A. (the successor to Bank of America, FSB), as agent, increasing its loan facilities to the Company up to $40,000 (the "Facility"). The Facility provides a revolving line of credit which matures on March 13, 2001 and may be used to finance permitted acquisitions, support stand-by letters of credit, or for general corporate purposes. The borrowing base is calculated as the lower of $40,000 or a formula based on the Company's adjusted earnings before interest, taxes, depreciation and amortization (EBITDA); stepping down by $5,000 in November 1999. As of December 31, 1998, the borrowing base was $40,000, less the outstanding amounts described below. Interest on the outstanding amount of the Facility is the London Inter-Bank Offering Rate (LIBOR) plus 1.50% to 2.375%, based on certain conditions relating principally to certain financial ratios. The Facility provides for commitment fees to be paid on its unused portion. The Facility contains restrictions on the payment of dividends, the incurrence of additional debt, and various other financial covenants. At December 31, 1998, $13,000 was outstanding on the Facility and $2,400 had been utilized to support a Letter of Credit in connection with the November 1998 acquisition of the American Institute of Commerce and Hamilton College Schools.

OTHER MATTERS

Letter of Credit

In connection with the Company's purchase of five schools in Iowa, the Company posted an irrevocable letter of credit (the "Letter of Credit") with the Department of Education in the amount of $2.4 million to guaranty any financial obligations the schools may incur to the Department of Education, such as the obligation to pay any refunds coming due to current or former students of the institution. The Letter of Credit which expires October 30, 1999 was required because the corporation from which the Company acquired three of the schools had failed to meet certain of the Department of Education's regulations applicable to its financial condition.

Year 2000 Compliance

Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. Because the Company has purchased or upgraded substantially all of its computer hardware and software systems within the last few years, for reasons unrelated to Year 2000 compliance issues, the Company does not expect to be affected by Year 2000 issues arising from the use of older "legacy" computer-based systems. The Company is currently conducting a comprehensive review of its computer-based systems (both hardware and software) to determine if those systems will be affected by resulting Year 2000 compliance issues. So far, the Company's review of its computer-based systems indicates that approximately 70% of all such systems are Year 2000 compliant. Systems crucial to the Company's financial operations such as accounting and FEEDS (the Company's federal financial aid system software) are Year 2000 compliant. Management has determined that replacement or upgrade of the non-compliant systems will not require incurring costs in excess of $250, and that the replacements and upgrades can be completed with a minimal allocation of manpower. The Company anticipates that all of its internal systems will be Year 2000 by September 30, 1999. The Company is seeking confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant and has received written confirmation of compliance from approximately two-thirds of such outside vendors, financial institutions and others. The Company has been advised by the Department of Education that modifications of the systems involved in the administration of the Department's Federal Direct Student Loan Program which represents a majority of the Company's funding will be completed by June 1999. However, there can be no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company's results of operations and financial condition. The Company is in the process of formulating contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. Management believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which it has control.

Change in 85/15 Rule

A proprietary institution, such as each Quest institution, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 85% of its applicable revenues for a fiscal year from Title IV Programs. The 1998 HEA Amendments increased from 85% to 90% the percentage of applicable fiscal year revenues that a proprietary institution can derive from Title IV Programs and still remain eligible to participate in Title IV Programs. The Department of Education ("DOE") has not yet issued regulations or guidance regarding the institution's fiscal year to which this amendment first applies. The 5% increase in the percentage of applicable fiscal year revenues that the Company can derive from Title IV Programs and still remain eligible to participate therein will increase the aggregate amount of Title IV Program funds that students can use to pay their education costs of attending Quest institutes. This change should have a positive impact on the Company's results of operations and cash flows when effective because payments of Title IV Program funds are generally paid sooner and are more collectible than certain other receivables.

The DOE, the Accrediting Commissions and most of the state agencies have laws, regulations and/or standards (collectively "Regulations") pertaining to the change in ownership and/or control (collectively "change in control") of educational institutions, but these Regulations do not uniformly define what constitutes a change in control. Upon the occurrence of a change in control under the DOE's Regulations, an institution immediately becomes ineligible to participate in Title IV Programs and can only receive and disburse certain Title IV Program funds that were previously committed to its students, until it has applied for certification and is reinstated by the DOE to continue Title IV Program participation under such institution's new ownership and control. The time required for the DOE to act on such an application can vary substantially and may take several months. The DOE's Regulations also require that all of the Quest institutes in a particular campus group have their state authorizations and accreditations reaffirmed or reestablished before any institute in that campus group can regain its eligibility from the DOE to continue participation in Title IV Programs. The 1998 HEA Amendments provide that the DOE may provisionally certify an institution undergoing a change in control. This provisional certification would allow the institution temporarily to maintain its eligibility to participate in Title IV Programs following a change in control while the DOE considers the institution's application for reinstatement.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Company has considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments".

The Company had no holdings of derivative financial or commodity instruments at December 31, 1998, and the Company does not invest or intend to invest in derivative financial instruments or derivative commodity instruments.

Substantially all of the Company's indebtedness was incurred in connection with the acquisitions of it schools, is payable to the sellers of those schools, and bears a fixed interest rate. However, the Company is exposed to interest rate change market risk with respect to its $40,000 credit facility with a financial institution which is priced based on the London Inter-Bank Offering Rate (LIBOR) plus a spread of 1.500% - 2.375% based on certain conditions. At December 31, 1998, $13,000 was outstanding under its credit facility and the Company had utilized a portion of the credit line to support a Letter of credit in the amount of $2,400 issued in connection with the acquisition of the Iowa schools. Changes in LIBOR during the next twelve months will have a positive or negative effect on the Company's interest expense. Based on amounts currently outstanding under the credit facility, including the Letter of credit, each 1% fluctuation in the LIBOR rate will increase or decrease interest expense for the Company by approximately $130 annually.

The Company's sales and financial instruments are currently all denominated in U.S. dollars, except with respect to the LIBOR interest rate applicable to its credit facility.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

    None

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits:

     3.1 Ninth Amendment to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 99.1 to the Company's Form 8-K filed on October 5, 1998).

     27. Financial Data Schedule December 31, 1998 (for SEC use only)

     Reports on Form 8-K

     (i) Form 8-K filed October 5, 1998 regarding the Company's Annual Meetings of Shareholders held on September 22, 1998.

    (ii) Form 8-K filed December 15, 1998 regarding the Company's acquisition of two American Institute of Commerce and three Hamilton College schools located in Iowa.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Quest Education Corporation


Date: February 12, 1999                /s/ Vince Pisano
                                       ---------------------------
                                                 (Signature)
                                                Vince Pisano
                                          Chief Financial Officer
                                         Principal Financial Officer
                                                     and
                                        Principal Accounting Officer