Form 10-K405
period 1999-03-31
QUEST EDUCATION CORP
filed 1999-06-29
CIK 1016503

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                               OR
      [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-21567

                          QUEST EDUCATION CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      65-0038445
        (State or other jurisdiction                 (IRS Employer Identification No.)
      of incorporation or organization)
   1400 HEMBREE ROAD, SUITE 100, ROSWELL,                          30076
                   GEORGIA                                      (Zip Code)
  (Address of principal executive offices)

                                 (770) 510-2000
               Registrant's telephone number, including area code

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                            COMMON STOCK, PAR VALUE
                                 $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at June 25, 1999:
$71,880,542.

     The number of shares outstanding of each of the registrant's classes of common stock, as of June 25, 1999: 8,224,037 (one class).

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          QUEST EDUCATION CORPORATION

                                   FORM 10-K
                                     INDEX

PART I..................................................................
  ITEM 1.   BUSINESS....................................................    1
  ITEM 2.   PROPERTIES..................................................   14
  ITEM 3.   LEGAL PROCEEDINGS...........................................   15
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   15
PART II.................................................................
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   16
  ITEM 6.   SELECTED FINANCIAL DATA.....................................   17
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   19
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   32
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   33
PART III................................................................
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   34
  ITEM 11.  EXECUTIVE COMPENSATION......................................   37
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   43
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   44
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................   47
SIGNATURES..............................................................   55

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

     We provide diversified career oriented postsecondary education to over 12,500 students at 30 schools located in eleven states. We offer a variety of bachelor degree, associate degree, and diploma programs designed to provide students with the knowledge and skills necessary to qualify them for entry level employment principally in the fields of healthcare, business, information technology, and fashion and design. Our curricula include programs leading to employment in ten of the 15 fastest growing occupations (measured by percentage growth from 1994 through 2005) as projected by the U.S. Department of Labor. At March 31, 1999, approximately 50% of our students were enrolled in bachelor and associate degree programs.

     In 1996, there were 14.6 million students participating in postsecondary education programs, 44% of whom were over the age of 24.(1) We believe the demand for postsecondary career oriented education will increase over the next several years as a result of recognized trends, including

     - a projected 24% growth in the number of new high school graduates from approximately 2.5 million in 1994 to approximately 3.1 million in 2004,

     - the increasing enrollment of high school graduates attending postsecondary educational institutions (65% in 1996 versus 53% in 1983) as they seek to enhance their skills or retrain for new technologies, and

     - the increasing recognition of the income premium attributable to higher education degrees, with individuals holding associate degrees earning on average approximately 30% more income during their lifetimes than individuals holding only high school diplomas.(2)

     According to the Department of Education, there were 1,997 accredited, proprietary postsecondary institutions participating in the student financial aid programs administered by the Department of Education pursuant to Title IV of the Higher Education Act of 1965 as of June 1999. The ownership of these institutions is highly fragmented. Although the industry appears to be moving into a consolidation phase, we believe that no organization either holds a significant national market share or owns or operates more than 75 schools.

OUR INITIAL PUBLIC OFFERING

     In October 1996, we completed an initial public offering of 2,200,000 shares of our common stock and received net proceeds of approximately $19.3 million. We used approximately $4.8 million of the IPO's net proceeds to repay indebtedness and related interest and expenses. The remainder of the net proceeds, approximately $14.5 million, were used for general corporate purposes, principally the expansion of our operations through the acquisition of additional schools and adding academic programs at existing schools. Certain stockholders also sold 410,000 shares in the IPO. We received none of the proceeds from the sale of these shares.

1998 OFFERING

     On July 2, 1998, we completed another offering. A total of 2,300,000 shares were sold at $8.75 per share which included 426,001 shares sold by us and 1,873,999 shares sold by selling stockholders. Our net proceeds from the sale of shares were approximately $3.5 million. We used approximately $440,000 of the proceeds to pay a portion of the underwriting discounts and commissions on shares sold by the selling stockholders. The remaining net proceeds were used to repay promissory notes payable to sellers of various schools acquired. We received none of the proceeds from the sale of shares by the selling stockholders.

---------------

1 Source: National Center for Educational Statistics, Digest of Education
  Statistics, 1996

2 Source: Department of Education

IOWA ACQUISITION

     On November 30, 1998, we acquired the two American Institute of Commerce schools and the three Hamilton College schools located in Iowa. The American Institute of Commerce schools are located in Cedar Falls and Davenport, Iowa. The Hamilton schools are located in Cedar Rapids, Des Moines, and Mason City, Iowa.

                                  OUR STRATEGY

     Our goal is to increase our market share in the expanding market for postsecondary education and improve profitability by:

     - promoting internal growth at our new and existing schools,

     - acquiring additional schools,

     - opening new schools as additional locations or branches of existing schools, and

     - enhancing operating efficiencies.

     We have implemented the following strategies to achieve these goals:

     Internal Growth Strategy. We intend to increase student enrollment at our schools by continuing to enhance local marketing efforts and increasing the number and variety of program offerings at our schools. We intend to continue to increase the number and variety of programs offered at our schools by:

     - rolling out of new diploma and degree programs, including a centrally developed information technology diploma and degree program;

     - replicating existing programs at selected schools where such programs are not offered; and

     - introducing associate degree programs at all schools currently offering only diploma programs.

     Acquisition Strategy. We intend to continue to make selective acquisitions of additional schools and integrate them into our existing system. We believe that the fragmentation of the postsecondary education market provides significant opportunities to consolidate existing independently owned schools. We expect to utilize cash on hand, our bank credit facility, our common stock, and seller financing in connection with such acquisitions. In general, our principal acquisition criteria are:

     - historical profitability,

     - acceptable default rates with respect to federally guaranteed or funded student loans,

     - established and marketable curricula, and

     - demographic profiles in the area which indicate a potential for growth.

     We concentrate our acquisition efforts on schools which (1) satisfy our general acquisition criteria and (2) offer curricula in the fields of study currently offered at our schools and selected other fields of study.

     Additional Location Strategy. We intend to capitalize on our schools' existing infrastructure and curricula by opening additional locations by branching from our existing institutions in areas that exhibit strong enrollment potential and job placement opportunities. Our principal criteria for determining whether to open new schools are the demographic profile of the location and the economic and management cost of opening the new location. In fiscal 1999, we opened one new school in Concord, New Hampshire and expect to open additional new schools in fiscal 2000.

     Operating Strategy. We provide each of our schools with certain services which we believe can be performed most efficiently and cost effectively by a centralized office. These services include marketing analysis, accounting, information systems, financial aid, and regulatory compliance. We intend to continue our strategy of operating with a decentralized management structure in which local schools' management is empowered to make most of the day-to-day operating decisions at each school and is primarily responsible for the profitability and growth of their school. We believe the combination of certain centralized services and decentralized management significantly increases our operating efficiency.

                                  OUR SCHOOLS

     The location of each of our schools is shown on the following table. The table also shows the name under which the school operates, the date of its acquisition, if applicable, the principal fields of study in which it offers its programs, its degree granting status, and its accrediting agency.

                                                                                        INSTITUTIONAL
                                      DATE             PRINCIPAL           DEGREE        ACCREDITING
SCHOOL                              ACQUIRED         CURRICULA(1)        GRANTING(2)      AGENCY(3)
------                              --------      -------------------    -----------    -------------
Maric College...................       4/88       Healthcare             Associate      ACCSCT
  San Diego, CA
Maric College...................       4/88       Healthcare             Associate (5)  ACCSCT
  Vista, CA(4)
Long Technical College..........       4/88       Healthcare/IT          Associate      ACCSCT
  Phoenix,AZ
Andon College...................      11/89       Healthcare             No             ABHES
  Stockton, CA
Andon College...................      11/89       Healthcare             Associate      ABHES
  Modesto, CA
Bauder College..................       3/92       Fashion and            Associate      SACS/COC
  Atlanta, GA                                     Design/Business
Modern Technology College.......       3/93       Healthcare             Associate      ACCSCT
  North Hollywood, CA
Dominion Business College.......       5/93       Business/IT            Associate      ACICS
  Roanoke, VA                                     Healthcare
Dominion Business College.......       5/93       Business/IT            Associate      ACICS
  Harrisonburg, VA(6)                             Healthcare
ICM School of Business..........       7/93       Business/IT            Associate      ACICS
  Pittsburgh, PA                                  Healthcare/
                                                  Fashion and Design
Ohio Institute of Photography &
  Technology....................       7/93       Image                  Associate      ACCSCT
  Dayton, OH                                      Technology/
                                                  Healthcare
California College of                  8/93       Fashion and            Associate      ACICS
  Technology....................
  Sacramento, CA                                  Design
San Antonio College of Medical
  and Dental Assistants.........       9/96       Healthcare             No             ACCSCT
  San Antonio, TX
San Antonio College of Medical
  and Dental Assistants.........       9/96       Healthcare             No             ACCSCT
  McAllen, TX
Career Centers of Texas -- El          9/96       Healthcare             No             ACCSCT
  Paso..........................
  El Paso, TX
Hagerstown Business College.....      12/96       Business/IT            Associate      ACICS
  Hagerstown, MD                                  Healthcare
Nebraska College of Business....       3/97       Business/IT            Associate      ACICS
  Omaha, NE                                       Healthcare
Lincoln School of Commerce......       3/97       Business/IT            Associate      ACICS
  Lincoln, NE                                     Healthcare

                                                                                        INSTITUTIONAL
                                      DATE             PRINCIPAL           DEGREE        ACCREDITING
SCHOOL                              ACQUIRED         CURRICULA(1)        GRANTING(2)      AGENCY(3)
------                              --------      -------------------    -----------    -------------
CHI Institute...................       2/98       IT/Business/           Associate      ACCSCT
  Southampton, PA                                 Healthcare/Electronic
                                                  Engineering
CHI Institute...................       2/98       IT/Business/           Associate      ACCSCT
  Broomall, PA                                    Healthcare/Electronic
                                                  Engineering
Hesser College..................       3/98       Business/              Bachelor/      NEASC
  Manchester, NH                                  Healthcare/             Associate
                                                  IT/Criminal Justice
                                                  Fashion and Design
Hesser College..................       3/98       Healthcare/            Bachelor/      NEASC
  Salem, NH                                       IT/Criminal             Associate
                                                  Justice Fashion and
                                                  Design
Hesser College..................       3/98       Business/              Bachelor/      NEASC
  Nashua, NH                                      Healthcare/             Associate
                                                  IT/Criminal Justice
                                                  Fashion and Design
Hesser College..................       3/98       Business/              Bachelor/      NEASC
  Portsmouth, NH                                  Healthcare/             Associate
                                                  IT/Criminal Justice
                                                  Fashion and Design
Hesser College..................        N/A       Business/              Bachelor/      NEASC
  Concord, NH                                     Healthcare/             Associate
                                                  IT/Criminal Justice
                                                  Fashion and Design
American Institute of                 11/98       Business/IT            Associate      ACICS/NCA
  Commerce......................
  Cedar Falls, IA                                 Healthcare
American Institute of                 11/98       Business/IT            Associate      ACICS/NCA
  Commerce......................
  Davenport, IA                                   Healthcare
Hamilton College................      11/98       Business/IT            Associate      ACICS/NCA
  Cedar Rapids, IA                                Healthcare
Hamilton College................      11/98       Business/IT            Associate      ACICS/NCA
  Des Moines, IA                                  Healthcare
Hamilton College................      11/98       Business/IT            Associate      ACICS/NCA
  Mason City, IA                                  Healthcare

---------------

(1) We offer a variety of programs in addition to those listed in the chart at one or more of our schools, with the significant majority of such additional programs being offered at the Hesser schools and the CHI Institute schools. These programs include, among others, early childhood education, air conditioning, heating, and refrigeration technology, social sciences, and hotel and restaurant management.
(2) In order for a school to grant associate or bachelor degrees, it must be accredited by the applicable accrediting agency and approved by the relevant state agency.
(3) Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), Accrediting Council for Independent Colleges and Schools ("ACICS"), Accrediting Bureau of Health Education Schools ("ABHES"), Southern Association of Colleges and Schools/Commission on Colleges ("SACS/COC"), New England Association of Schools and Colleges ("NEASC"), and North Central Association of Colleges and Schools ("NCA").

(4) We determined that there was a substantial overlap in the Vista, California markets and combined the Vista school with the San Marcos school during the second quarter of fiscal 1998. The Vista and San Marcos schools were acquired at approximately the same time.
(5) Degree granting status has been approved; however, programs have not yet been implemented.
(6) We determined that there was a substantial overlap in the Harrisonburg and Staunton, Virginia markets, and combined the Staunton school with the Harrisonburg school in fiscal 1997. The Harrisonburg and Staunton schools were both acquired at the same time.

PROGRAMS OF STUDY

     The programs of study that we offer are intended to provide students with the specific knowledge and job skills required to prepare them for entry-level positions in a chosen career field. These programs, which generally provide for internships or include business simulation instruction, are designed after consultation with employers and advisory committees, which are composed of business and educational professionals who assist the company in assessing and updating curricula and other aspects of relevant programs.

     We offer both associate degree and diploma programs in the following principal areas:

     - healthcare
     - business
     - information technology

     We offer associate degree programs in fashion and design.

     The Hesser schools offer bachelor degrees in business and criminal justice and associate degrees.

     The healthcare programs are designed to prepare students for occupations associated with the medical and healthcare industry, such as:

     - nursing, medical and dental assistant
     - home-health aid
     - patient care provider
     - medical and dental office manager
     - physical therapy

     The business programs provide education in areas such as:

     - accounting
     - business management
     - secretarial skills
     - paralegal skills
     - travel

and are designed to prepare students for entry level positions in such areas.

     The information technology programs provide computer skills which may include training in:

     - various specific applications
     - hardware and software integration
     - computer repair
     - Microsoft engineering
     - networking

and are also designed to provide students with entry level positions in such areas.

     Fashion and design programs prepare students for positions associated with fashion merchandising, fashion design, and interior design, such as:

     - buyers
     - display directors
     - fashion coordinators
     - pattern makers
     - fashion designers
     - interior designers

     Tuition and fees vary depending on the program offered and the location of the school.

     The following table provides information at March 31, 1999 with respect to the programs offered by our schools in each of the four principal fields described above:

                                                   DIPLOMA               DEGREE
                                              ------------------   ------------------   TOTAL NO.
                                              NO. OF     NO. OF    NO. OF     NO. OF       OF
                  PROGRAM                     SCHOOLS   STUDENTS   SCHOOLS   STUDENTS   STUDENTS
                  -------                     -------   --------   -------   --------   ---------
Healthcare..................................    22       4,277       17       1,103       5,380
Business....................................    13         466       19       2,320       2,786(1)
Information Technology......................    13       1,139       16         976       2,115
Fashion and Design..........................    --          --        8         501         501
Other Programs..............................     7         427       11       1,346       1,773(1)
                                                         -----                -----      ------
          Company Total.....................             6,309                6,246      12,555
                                                         =====                =====      ======

---------------

(1) Includes 71 students enrolled in bachelor degree business programs and 40 in the bachelor degree criminal justice program.

     All of our programs are designed to prepare graduates to perform effectively in a variety of entry-level positions. We try to provide students with practical experience both in the classroom and, in the case of most programs in the healthcare and fashion and design fields, through the use of internships. The internships are a graded portion of the curricula and provide hands-on experience in the work place. They are also a source of job opportunities. Most of our business programs provide for a significant amount of education in a simulated business environment with a view toward preparing the student for participation in actual business situations.

     The academic schedule of our schools varies depending on the programs we offer. Degree programs begin four times a year. Diploma programs begin every four to six weeks. Diploma courses are typically offered mornings, afternoons, and evenings. Degree programs are principally offered during day-time hours, except in the Hesser schools where the majority of associate degree students attend at night. The schools generally have classes operating year round and are open five days per week. Our diversified curricula provide us with an extensive library of programs and experience in various fields enabling us to meet changing demands in the areas served by each of our schools and to expand offerings at each of the schools when justified by student and employer demand.

     Programs which lead to similar occupational outcomes have the same general content. However, modifications are made to conform each program to the requirements of the particular market as well as to state and accrediting regulations. In addition to courses directly related to a student's program of study, degree programs may include general education courses such as English, Psychology or Mathematics. The programs in each field are reviewed periodically by the regional managers and the schools' executive directors in order to respond to changes in the job market and technology. Each school also has established advisory committees, comprised of local business executives and academics, to assist us in assessing and updating curricula and other aspects of the relevant programs.

TUITION AND FEES

     As of March 31, 1999, total tuition for completion (on a full-time basis) for the diploma programs offered by our schools ranged from $3,445 to $19,900, for an associate degree program the tuition ranged from $11,385 to $26,206, and for our bachelor degree program the tuition ranged from $18,120 to $33,240. In addition to these tuition amounts, students at our schools typically must purchase textbooks and supplies as part of their educational programs.

STUDENT RECRUITMENT

     Each of our schools try to recruit motivated students who have the ability to complete the programs offered by them and to secure entry-level employment in the fields for which their programs are designed to prepare the student. To attract potential students, we engage in several activities to inform them, and in some instances their parents, about our programs. These expenditures vary from school to school, depending on the desired audience, and include television advertising, direct mailings, newspaper advertising and yellow pages advertising. We also engage in high school visits to attract potential students.

     All advertising is coordinated and budgeted at the school level or regionally, and frequently purchased on a centralized basis. It is tailored to and directed at the local market in which each school is located and is intended to create recognition for the name under which the applicable school operates. Responses to direct mail campaigns are received and followed up on a local basis; however, all marketing activities are tracked and analyzed on a centralized system and the results forwarded to the individual schools for use in evaluating the effectiveness of their marketing programs.

     Each of our schools employs a director of admissions who generally works with a regional admissions director. The director of admissions for each school is responsible for, among other things, coordinating the efforts of the school to recruit qualified students to the school. The director of admissions also determines recruiting policies and procedures and standards for hiring and training admissions representatives. These policies, procedures and standards are reviewed at the regional or national level.

     Admissions representatives contact potential students who have indicated an interest in the schools' programs and arrange for interviews which generally take place at the school, although occasionally such interviews take place at the prospective student's home. The interview is designed to establish the student's qualifications, academic background and employment goals. Prospective students are generally given a school catalogue which describes the applicable school's programs, a tour of the campus, an explanation of the programs offered and the types of employment opportunities typically available to graduates of our schools. We employ admissions representatives who generally perform their services in recruitment offices located at each school, but who, in some instances, make visits and presentations at high schools or other sources from which students may likely be recruited.

     Our central marketing system monitors the effectiveness of each school's marketing efforts to gauge the extent to which such efforts result in student enrollment. The results of such monitoring are communicated to each of our schools allowing each school to more efficiently utilize its marketing resources. Also, when a particular school develops a successful marketing program, we make such programs available to the other schools for incorporation into their marketing programs as appropriate.

ADMISSION AND RETENTION

     In order to apply for admission to any of our programs, a candidate is required to have a high school diploma or recognized equivalent, or pass an admissions test specifically approved by the Department of Education.

     In an attempt to minimize student withdrawals prior to the completion of their program, each of our schools provides staff and other resources to assist and advise its students regarding academic and financial matters, and employment. Each of the schools also provides tutoring, and encourages help sessions between individual students and instructors when students are experiencing academic difficulties. We are obligated to provide refunds to those students who withdraw from school prior to completion of the program based on formulas required by applicable accrediting agencies or by state and federal regulations. The refund formula in California, where the largest number of our schools are located, provides for pro rata refunds based on the number of days a student is in attendance compared to the total number of days in the program. In other states, we are generally allowed to retain a greater percentage of tuition than that provided for by the California formula.

GRADUATE PLACEMENT

     Each of our schools employs placement personnel to provide placement assistance services to students and graduates and to solicit appropriate employment opportunities from employers. In addition, our schools utilize their internship programs to develop job opportunities and referrals. During the course of each program, students receive instruction on job-search and interviewing skills and have available reference materials and assistance with the composition of resumes.

     As of March 31, 1999, since their respective acquisition, our schools have graduated approximately 48,000 students, including 18,822 in fiscal 1999.

     Based on data obtained from our students and their employers, we believe that 77% and 82% of the students graduating from programs offered by our schools (other than the Hesser Schools) during each of the prior two calendar years, who did not go on to further education, obtained employment in a field related to their program of study as of June 30 or earlier of the year following graduation. Hesser has not obtained similar data, however, based on limited student surveys conducted by the Hesser Schools, we believe that their placement rate is at least equal to the placement rate for our other schools.

FACULTY

     Faculty members are hired locally in accordance with criteria established by each school, applicable accreditation organizations, and applicable state regulatory authorities. Members of a school's faculty are hired based on academic background, prior educational experience, and prior work experience. A significant portion of our faculty were previously employed in fields related to their area of instruction. We believe that such faculty members provide a "real world" perspective to our students. At most of our schools, instructors are supervised by the executive director and an academic dean. At the remaining schools, faculty members are supervised by lead instructors with respect to particular areas of instruction, subject to review by the executive director. As of March 31, 1999, our schools employed approximately 511 full-time faculty members (faculty members spending at least 20 hours per week teaching classes at our schools) and 492 part-time faculty members.

ADMINISTRATION AND EMPLOYEES

     Each of our schools is managed by an executive director. The staff of each school generally includes a director of placement, a financial aid administrator, and a director or assistant director of admissions. Most schools also employ a director of education. In the other schools, lead instructors are appointed to oversee instruction in their areas of expertise, subject to the overall supervision of the executive director. As of March 31, 1999, we had approximately 2,067 full and part-time employees, including 70 people employed at our home office in Roswell, Georgia and our four regional offices and 1,003 full and part-time faculty members. We also employed 192 students under the Federal Work-Study program. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

     From our home office and regional offices, we provide each of our schools with financial aid services, oversee regulatory compliance, assist in the development and addition of programs to existing curricula, implement and support management information systems, and provide accounting services and financial resources. Our four regional offices each have a regional manager and staff who manage the individual executive directors and provide expertise in the area of operations, curricula development, and sales and marketing. These centralized services relieve the local school management of tasks which we believe can be performed most efficiently and cost effectively by a centralized office. However, because of our belief that each of the markets served by our schools are unique, and that by offering programs specifically targeted at each market, we can maximize their long-term ability to enroll and place students in an appropriate outcome, local school management has the responsibility and authority to schedule the school's programs, hire its teachers, and make the day to day decisions which effectively operates our business in order to best service our students.

                                  COMPETITION

     The postsecondary education market is highly fragmented and competitive with no private or public institution having a significant market share. We compete for students with not-for-profit public and private colleges and proprietary institutions which offer degree and/or non-degree granting programs. Proprietary institutions include vocational and technical training schools, continuing education programs and commercial training programs. We believe competition among educational institutions is based on the quality of the program, perceived reputation of the institution, the cost of the program, and the employability of graduates.

Public and private colleges may offer programs similar to those offered by our schools at lower tuition costs due in part to government subsidies, foundation grants, tax deductible contributions, or other financial resources not available to proprietary institutions. Certain of our competitors in both the public and private sector have greater financial and other resources than us.

                 TITLE IV STUDENT FINANCIAL ASSISTANCE PROGRAMS

     A substantial majority of the students attending our schools finance all or a part of their education through grants or loans under Title IV Programs under the Higher Education Act. Each of our schools participates in Title IV Programs either as an individual school or as an additional location of another school which is the main campus of the school. Cash receipts from Title IV funding provide most of our revenues. In fiscal 1999, approximately 73% of our cash receipts were from Title IV funding. The maximum amount of a student's available Title IV program assistance is generally based on the student's financial need. We determine a student's financial need based on the national standard need analysis system established by the Higher Education Act. If there is a difference between the amount of Title IV program funding a student is entitled to receive (combined with other outside assistance) and the student's tuition and other cost, the student is responsible for the difference.

     Students at our schools participate in the following Title IV Programs:

  Pell and Federal Supplemental Educational Opportunity Grants

          The Federal Pell Grant Program provides for grants to help financially needy undergraduate students meet the costs of their postsecondary education. The amount of an eligible student's Pell grant award currently ranges from $400 to $3,000 annually, depending on the student's financial need, as determined by a formula set by the Higher Education Act and the regulations. The Higher Education Act guarantees that all of the eligible students at a school receive Pell grants in the amounts to which they are entitled. In fiscal 1999, Pell grants to students represented approximately $19,285,000, or 20.8%, of our net revenues.

          The Federal Supplemental Educational Opportunity Grant program provides for awards to exceptionally needy undergraduate students. The amount of an Federal Supplemental Educational Opportunity Grant award currently ranges from $100 to $4,000, depending on the student's financial need and the availability of funds. The availability of federal funding for Federal Supplemental Educational Opportunity Grant awards is restricted. We, or another outside source, are required to make a 25% matching contribution for Federal Supplemental Educational Opportunity Grant program funds it disburses. Federal Supplemental Educational Opportunity Grant awards made to our students (net of matching contributions) amounted to approximately $1,392,000 and represented approximately 1.5% of our net revenues in fiscal 1999.

  Federal Family Education Loans and Federal Direct Student Loans

          The Federal Family Education Loan programs include the Federal Stafford Loan Program, and the Federal PLUS Program pursuant to which private lenders make loans to enable a student or his or her parents to pay the cost of attendance at a postsecondary school.

          The Federal Family Education Loan Programs are administered through state and private nonprofit guarantee agencies that insure loans directly, collect defaulted loans and provide various services to lenders. The federal government provides interest subsidies in some cases and reinsurance payments for borrower default, death, disability, and bankruptcy.

          The Federal Direct Student Loan Program is substantially the same as the Federal Family Education Loan program in providing Stafford and PLUS loans. Under the Federal Direct Student Loan Program, however, funds are provided directly by the federal government to the students, and the loans are administered through the school. For schools electing to participate, the Federal Direct Student Loan Program replaces the Federal Family Education Loan program, although loans are made on the same general terms and conditions. We were one of the initial participants in the Federal Direct Student Loan Program.

  Stafford Loan Program

          Students may borrow an aggregate of $2,625 for their first undergraduate academic year and $3,500 for their second academic year through Stafford Loans under either the Federal Family Educational Loan Program Stafford Loan program or the Federal Direct Student Loan Program Stafford Loan program. If the student qualifies for a subsidized loan, based on financial need, the federal government pays interest on the loan while the student is attending school and during certain grace and deferment periods. If the student does not qualify for a subsidized Stafford Loan, the interest accruing on the loans must be paid by the student. In addition, independent students may qualify for an additional $4,000 a year in unsubsidized Stafford loans.

          By the end of fiscal 1999, all of our existing schools participated exclusively in the Federal Direct Student Loan Program. Federal Direct Student Loan Program and Federal Family Educational Loan Stafford loans amounted to approximately $45,988,000, or approximately 49.5% of our net revenues, in fiscal 1999.

  PLUS Loan Program

          Parents of dependent students may receive loans under the Federal Family Education Loan PLUS Program or the Federal Direct Student Loan PLUS Program on an academic year basis. The maximum amount of any PLUS loan is the total cost of a student's education for each relevant academic year less other financial aid received by the student attributable to such year. PLUS loans carry a maximum interest rate of 9%. These loans are repayable commencing 60 days following the last disbursement made with respect to the relevant academic year, with flexible payment schedules over a 10 year period. The Federal Family Education Loan PLUS loans are made by lending schools and guaranteed by the federal government. The Federal Direct Student Loan PLUS program provides PLUS loans by the federal government on the same general terms as the Federal Family Education Loan PLUS loans. Federal Direct Student Loan Program PLUS loans and Federal Family Education Loan PLUS loans amounted to approximately $8,883,000, or approximately 9.6% of our net revenues, in fiscal 1999.

  Perkins Loans

          Students who demonstrate financial need may borrow up to $4,000 per academic year under the Federal Perkins Loan program, subject to the availability of Perkins funds at the school. Repayment of loans under the Perkins program is delayed until nine months after graduation or the termination of studies. Funding for a school's Perkins program is made by the Department of Education into a fund maintained by the participating school for that purpose. The participating school is required to make a matching contribution into the fund of 25% of the total loans made from the fund and to deposit all repayments into the fund.

          Six schools continue to participate in the Perkins program. A school will not receive continued federal funding for Perkins loans if the school's Cohort Default Rate for Perkins loans exceeds 30%. Perkins loans amounted to approximately $215,000, or approximately 0.2% of our net revenues, in fiscal 1999.

  Federal Work-Study

          Pursuant to the Federal Work-Study program, federal funds are made available to provide part-time employment to eligible students based on financial need. Our schools provide a limited number of on-campus and off-campus jobs to eligible students participating in the Federal Work Study program. During the 1998-99 award year, our schools employed less than 300 students pursuant to this program. Either we, or another outside source, is required to pay 25% of the gross earnings for each participant in the Federal Work Study program.

                              TITLE IV REGULATION

     To obtain and maintain eligibility to participate in the programs described above, we must comply with the rules and regulations set forth in the Title IV of the Higher Education Act and the regulations issued and enforced by the Department of Education. To participate in Title IV Programs, an institution and its additional locations, if any, must be certified by the Department of Education. Certification requires, among other things, that the school be authorized to offer its educational programs by the state in which it operates. It must also be accredited by an accrediting agency recognized by the Department of Education.

     The Higher Education Act provides standards for institutional eligibility to participate in the Title IV Programs. The standards are designed, among other things, to:

     - limit dependence on Title IV funds

     - prevent schools with unacceptable student loan default rates from participating in Title IV Programs

     - in general, require schools to satisfy certain criteria intended to protect the integrity of the federal programs, including criteria regarding administrative capability and financial responsibility

     Generally, a school is considered separately for compliance with the regulations. Twenty-two of our 30 schools are main campuses.

     A school's certification of eligibility to participate in the Title IV Programs generally continues for six years. A school must apply for a renewal of its certification prior to its expiration, and must demonstrate compliance with the eligibility requirements in its application.

     Under certain circumstances, the Department of Education may provisionally certify a school to participate in Title IV programs. Provisional certification may be imposed, when a school is reapplying for certification or when a school undergoes a change of ownership resulting in a change in control, or at the discretion of the Secretary of Education, if the school does not satisfy all the financial responsibility standards, has a Cohort Default Rate of 25% or more in any single fiscal year of the three most recent federal fiscal years for which data is available, and under other circumstances determined by the Secretary of Education. Provisional certification may last no longer than three years. Provisional certification differs from certification in that a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education as is afforded to a fully certified school faced with termination, suspension, or limitation of eligibility prior to expiration of its certification. Additionally, the Department of Education may impose additional conditions on a provisionally certified school's eligibility to continue participating in the Title IV Programs.

STUDENT LOAN DEFAULTS

     Under the Higher Education Act, a school may lose its eligibility to participate in some or all Title IV Programs if student defaults on the repayment of federally guaranteed student loans exceed specified Cohort Default Rates. Similar rules regarding default rates apply to Federal Direct Loans made pursuant to the Federal Direct Student Loan Program, commencing with those loans entering into repayment for the first time in the 12 month period ending September 30, 1995. Under existing regulations, these rates are based on the repayment history of current and former students for loans provided under the Stafford Loan program and the SLS program. A Cohort Default Rate is calculated for each main campus on a federal fiscal year basis by determining the rate at which the school's students entering repayment in that federal fiscal year default by the end of the following federal fiscal year. Cohort Default Rates are subject to revision by the Department of Education if new data becomes available and is subject to appeal by schools contesting the accuracy of the data or the adequacy of the servicing of the loans by the loan servicer.

     A school whose Cohort Default Rate exceeds 40% for any single federal fiscal year may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If the Department of Education elects to take such action due to a single-year Cohort Default Rate in excess of the regulatory level, it must afford the school a hearing before an independent Department of Education hearing officer and an opportunity to appeal any decision to the Secretary of Education before the limitation, suspension, or termination may take effect. None of our schools has, or has had, a Cohort Default Rate in excess of 40% in the three most recent years.

     A school whose Cohort Default Rate is 25% or more for the three consecutive federal fiscal years ended September 30, 1996, the three most recent federal fiscal years for which data is available, is subject to immediate loss of eligibility to participate in Title IV student loan programs, subject to an appeal of the determination, which appeal only can be based on the Department of Education having relied on erroneous data in calculating the Cohort Default Rate, the inadequacy of the servicing of the loans by the lender or loan servicer, or the existence of certain exceptional mitigating circumstances. The loss of eligibility lasts for the duration of the fiscal year in which the determination of ineligibility is made, plus the two succeeding fiscal years. However, a school remains eligible for Title IV student loan programs while the appeal is pending.

     None of our schools had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1996. Additionally, based on preliminary data released by the Department of Education in March 1999, none of our schools had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1997. Accordingly, we believe that none of the schools are currently vulnerable to termination from Title IV eligibility based on three consecutive years of excess default rates. However, the school located in Omaha, Nebraska had a Cohort Default Rate in excess of 25% for federal fiscal 1995 and federal fiscal 1996. The Omaha, Nebraska school had a Cohort Default Rate of 17.3% in federal fiscal 1994 and is not vulnerable to termination of Title IV student loan program eligibility unless its final rate for the federal fiscal year ended September 30, 1997 is 25% or greater. Preliminary data for such federal fiscal year has been released which indicates the rate is below 25%. If this rate is released as a final rate, the school would no longer be vulnerable to termination. Our other schools would have to have Cohort Default Rates of 25% or more for consecutive three year periods ending September 30, 1999 and thereafter in order to become vulnerable to termination of Title IV student loan program eligibility.

THE 90/10 RULE (FORMERLY THE 85/15 RULE)

     The "90/10" rule, which applies to for-profit institutions, became applicable to our schools beginning with the fiscal year ending March 31, 1999. It requires that no more than 90% of the school's applicable cash receipts may be derived from Title IV Programs. A school whose annual certified financial statement does not reflect compliance with the 90/10 rule is subject to immediate termination of its Title IV eligibility. We believe that each of our schools were in compliance with the 90/10 rule with respect to fiscal years 1994 through 1999. We have taken steps to help ensure on-going compliance with the 90/10 Rule.

CHANGE IN CONTROL

     For public companies like us, a change in control occurs when a report on Form 8-K is required to be filed with the Securities and Exchange Commission disclosing a change in control. Most states and accrediting agencies have similar requirements, but they do not provide a uniform definition of change in control. If we were to lose eligibility to participate in Title IV Programs for a significant period of time pending an application to regain eligibility, or if we were determined not to be eligible, our operations would be materially adversely affected. The possible loss of Title IV eligibility resulting from a change in control may also discourage or impede a tender offer, proxy contest or other similar transaction involving control of the company.

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

     Thirteen of our main campuses are provisionally certified to participate in the Title IV Programs as a result of going through the change of ownership process. The conditions imposed on them as a result of such provisional certification include a variety of reporting requirements. The material violation of such requirements, or any of the requirements of the Higher Education Act or the regulations, would subject the school to a loss of its provisional eligibility.

FINANCIAL RESPONSIBILITY REQUIREMENTS

     The Higher Education Act and the regulations prescribe specific standards of financial responsibility which the Department of Education must consider with respect to qualification for participation in the Title IV Programs. These standards are generally applied on an individual institutional basis. However, there can be no assurance that the Department of Education will not apply such standards on a consolidated basis. If the Department of Education determines that any institution fails to satisfy the Financial Responsibility Standards, it may require it to post an irrevocable letter of credit called a Financial Responsibility Bond in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete fiscal year for which figures are available or, in the Department of Education's discretion, require some other less onerous demonstration of financial responsibility. One-half of Title IV funds received by the company's individual schools in the most recent fiscal year ranged from approximately $250,000 to $4,910,000, and one-half of the total Title IV funds received by all of our schools in the most recent fiscal year was $34,310,000. Pursuant to the regulations, we submit annual audited consolidated financial statements and unaudited consolidating financial statements to the Department of Education.

     In November 1997, the Department of Education published new regulations regarding financial responsibility which were effective on July 1, 1998. The new regulations apply to our fiscal years commencing April 1, 1999 and thereafter. The regulations provide a transition year alternative which permitted us to have our schools' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the old regulations, whichever were more favorable. The new standards use three different ratios:

     - an equity ratio,

     - a primary reserve ratio and

     - a net income ratio.

     The equity ratio is intended to measure an institution's capital resources, ability to borrow and financial viability. The primary reserve ratio is intended to measure an institution's ability to support current operations from expendable resources. The net income ratio is intended to measure the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than

1.0, the institution may continue in the Title IV Program for a maximum period of three (3) years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on our interpretation of the application of these new standards to our financial statements for the fiscal year ended March 31, 1999, our calculations result in a composite score of 1.7 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5, except with respect to the school located in Roanoke, Virginia, which had a composite score of 1.4.

     The Roanoke school accounted for 1.4% of our net revenues in fiscal 1999. The failure of this school to meet the minimum composite score may result in the Department of Education requiring the posting of a financial responsibility bond or financial monitoring by the Department of Education. We were not required to post a bond with the Department of Education as a result of non-compliance with the applicable tests in fiscal 1998, or to otherwise provide a demonstration of financial responsibility. Based on fiscal 1999 Title IV funding for the Roanoke school, any bond would be $495,000 (one half of the Title IV funding received by the school) and would be funded from our bank credit facility.

     If we were unable to meet the minimum composite scores or post a financial responsibility bond or make a satisfactory demonstration of financial responsibility, we could become ineligible to receive Title IV funding in some or all of our schools. Ineligibility for Title IV funding would have an immediate material adverse effect on our operations.

ITEM 2.  PROPERTIES

     All of our facilities are leased, except for the facilities in Dayton, Ohio, Lincoln, Nebraska, Omaha, Nebraska, and Manchester, New Hampshire which are owned by us. The table below sets forth certain information regarding these facilities as of March 31, 1999.

                                                                                  APPROXIMATE
                      OFFICE/SCHOOL                              LOCATION        SQUARE FOOTAGE
                      -------------                         -------------------  --------------
Home Office...............................................  Roswell, GA              19,503
Western Region Office.....................................  San Diego, CA             1,398
Eastern Region Office.....................................  Tampa, FL                 1,581
WESTERN REGION SCHOOLS
Andon College.............................................  Modesto, CA              13,877
Andon College.............................................  Stockton, CA             16,148
California College of Technology..........................  Sacramento, CA            6,232
Lincoln School of Commerce................................  Lincoln, NE              58,490(1)
Long Technology College...................................  Phoenix, AZ              11,423
Maric College.............................................  San Diego, CA            39,092
Maric College.............................................  Vista, CA                14,597
Modern Technology College.................................  North Hollywood, CA      24,303
Nebraska College of Business..............................  Omaha, NE                19,035

                                                                                  APPROXIMATE
                      OFFICE/SCHOOL                              LOCATION        SQUARE FOOTAGE
                      -------------                         -------------------  --------------
EASTERN REGION SCHOOLS
Bauder College............................................  Atlanta, GA              27,187
Career Centers of Texas...................................  El Paso, TX              12,500
CHI Institute.............................................  Southampton, PA          43,000
CHI Institute.............................................  Broomall, PA             50,000
Dominion Business College.................................  Harrisonburg, VA          9,403
Dominion Business College.................................  Roanoke, VA              11,077
Hagerstown Business College...............................  Hagerstown, MD           23,682
ICM School of Business....................................  Pittsburgh, PA           47,833
Ohio Institute of Photography and
Technology(2).............................................  Dayton, OH               24,200
San Antonio College of Medical and Dental Assistants......  San Antonio, TX          23,150
San Antonio College of Medical and Dental Assistants......  McAllen, TX              14,900
NEW ENGLAND REGION SCHOOLS
Hesser College............................................  Manchester, NH          136,000(1)
Hesser College............................................  Nashua, NH               17,905
Hesser College............................................  Salem, NH                12,000
Hesser College............................................  Portsmouth, NH            9,150
Hesser College............................................  Concord, NH               2,000
MIDWEST REGION SCHOOLS
American Institute of Commerce............................  Cedar Falls, IA          17,497
American Institute of Commerce............................  Davenport, IA            35,100
Hamilton College..........................................  Cedar Rapids, IA         20,000
Hamilton College..........................................  Des Moines, IA           26,000
Hamilton College..........................................  Mason City, IA           13,934

---------------

(1) Total square footage includes dormitory facilities at these locations.
(2) The Dayton, Ohio facility was purchased in connection with the acquisition of the school in fiscal 1994. It is owned subject to a mortgage with an aggregate principal amount outstanding of $560,367 at March 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

     Prior to its acquisition, a jury verdict in the amount of $102,000 was entered against one of the schools we acquired in an action filed in the United States District Court for the Eastern District of Pennsylvania. The action was based on alleged mental distress suffered by a former student as a result of conduct of her fellow students and employees of CHI Institute's Southampton location. The verdict was appealed. The Plaintiff subsequently filed a separate action in the Federal Court seeking an award of attorneys' fees and costs of approximately $130,000. A final settlement was reached in August 1998 when we agreed to pay a total of $175,000 in settlement of all claims including the plaintiff's attorney's fees. All amounts, including our legal defense expenses, were paid as of March 31, 1999.

     We are also a party to routine litigation incidental to our business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the NASDAQ Exchange under the symbol "EDMD" for common stock from October 28, 1996 until September 22, 1998, and under "QEDC" from September 23, 1998 to the present. Prior to that time, there was no public market for the common stock. The following table sets forth the range of high and low closing sale prices for the common stock as reported on the NASDAQ National Market System during each quarter of the two most recent fiscal years. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                               COMMON STOCK
                                                              --------------
                   QUARTERLY PERIOD ENDED                      HIGH     LOW
                   ----------------------                     ------   -----
Fiscal 1999:
Quarter ended June 30, 1998.................................  $12.50   $9.13
Quarter ended September 30, 1998............................   11.88    6.75
Quarter ended December 31, 1998.............................   10.63    5.75
Quarter ended March 31, 1999................................   11.38    7.25
Fiscal 1998:
Quarter ended June 30, 1997.................................   11.25    7.75
Quarter ended September 30, 1997............................    9.13    6.00
Quarter ended December 31, 1997.............................    9.25    6.50
Quarter ended March 31, 1998................................   11.63    8.00

     As of June 25, 1999, there were approximately 89 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

                                DIVIDEND POLICY

     No dividends have been declared or paid on our common stock since our inception. We do not anticipate paying dividends on the common stock in the foreseeable future. We intend to retain earnings to finance future growth. The declaration and payment of dividends by us is subject to the discretion of our Board of Directors and applicable corporation law. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on our financial condition and other factors the Board of Directors may in the future consider to be relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial and other operating data for the company. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed as part of this Form 10-K. All periods have been restated to reflect the pooling of interests of the Nebraska schools acquired in fiscal 1997. The financial information for the company's fiscal year ended March 31, 1995 includes the results of the Nebraska Schools' fiscal year ended December 31, 1994. The results of the company's fiscal years ended March 31, 1997 and 1996 reflect a conformed year-end for the Nebraska schools.

                                                                YEAR ENDED MARCH 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
Net revenues.....................................  $92,870   $59,676   $49,450   $43,347   $37,080
School operating costs:
  Cost of education and facilities...............   41,677    27,087    23,151    19,651    17,488
  Selling and promotional expenses...............   12,651     8,644     7,531     6,534     6,216
  General and administrative expenses............   25,664    16,576    14,042    12,369    10,826
  Amortization of goodwill and intangibles.......    1,521     1,285       886       883     1,255
  Other expenses:(1)
     Merger costs................................       --        --       391        --        --
     Legal defense and settlement costs..........       --        --        --     1,115        --
     Loss on closure or relocation of schools....       --        --       144        50       600
     Impairment of goodwill and intangibles......       --        --        --       764       176
                                                   -------   -------   -------   -------   -------
Income from operations...........................   11,357     6,084     3,305     1,981       519
Interest expense (income), net...................    1,204      (253)      284       822       935
                                                   -------   -------   -------   -------   -------
Income (loss) before income taxes and
  extraordinary item.............................   10,153     6,337     3,021     1,159      (416)
Provision (benefit) for income taxes.............    4,166     2,485      (845)      632        28
                                                   -------   -------   -------   -------   -------
Income (loss) before extraordinary item..........    5,987     3,852     3,866       527      (444)
  Extraordinary item.............................       --        --       309        --        --
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $ 5,987   $ 3,852   $ 3,557   $   527   $  (444)
                                                   =======   =======   =======   =======   =======
PRO FORMA INCOME TAX DATA:(2)
  Income (loss) before income taxes and
     extraordinary item..........................                      $ 3,021   $ 1,159   $  (416)
  Provision for income taxes.....................                          409       487        97
                                                   -------   -------   -------   -------   -------
  Income (loss) before extraordinary item........                        2,612       672      (513)
  Extraordinary item, net of income taxes........                          309        --        --
                                                   =======   =======   =======   =======   =======
  Pro forma net income (loss)....................                      $ 2,303   $   672   $  (513)
                                                   =======   =======   =======   =======   =======
PER SHARE DATA:(3)
  Basic:
  Net income (loss) before extraordinary item....  $  0.74   $  0.52   $  0.58   $  0.28   $ (0.22)
  Net income (loss)..............................  $  0.74   $  0.52   $  0.51   $  0.28   $ (0.22)
  Diluted:
  Net income (loss) before extraordinary item....  $  0.73   $  0.51   $  0.41   $  0.13   $ (0.22)
  Net income (loss)..............................  $  0.73   $  0.51   $  0.36   $  0.13   $ (0.22)
  Weighted average number of shares (in
     thousands)
     Basic.......................................    8,043     7,382     4,484     2,371     2,371
     Diluted.....................................    8,227     7,612     6,447     5,182     2,371

                                                                YEAR ENDED MARCH 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
OTHER OPERATING DATA:
Number of schools at end of period(4)............       30        24        19        16        16
Number of students at end of period..............   12,555    10,008     5,993     4,954     4,695
Number of new student starts during period.......   12,872     8,410     7,358     6,706     6,297
Monthly withdrawal rate during period(5).........      3.2%      3.6%      4.2%      4.1%      4.3%
BALANCE SHEET DATA:
Cash and cash equivalents........................  $12,936   $21,446   $14,048   $ 3,209   $ 2,733
Total current assets.............................   27,470    32,468    21,800     8,375     8,125
Total assets.....................................   81,541    81,298    42,073    20,986    21,867
Notes payable and long term debt, including
  current portion................................   21,789    31,947     6,129     7,755     8,974
Total liabilities................................   37,376    45,626    13,873    14,717    15,271
Total stockholders' equity.......................   44,164    35,672    28,200     6,269     6,596

---------------

(1) Other expenses consist of (i) charges in fiscal 1996 of $1,115 for the settlement of a class action lawsuit, $50 for the cost of relocating a school, and $764 for the impairment of goodwill and other intangible assets; and (ii) charges in fiscal 1997 of $144 for the consolidation of two schools in Virginia and two schools in California and $391 in merger expenses related to the Nebraska Acquisition.
(2) The corporation which owned the two Nebraska Schools acquired by the Company in the fourth quarter of fiscal 1997 and its predecessor were treated as a Subchapter S-Corporation and a partnership, respectively, under relevant provisions of the Internal Revenue Code. Accordingly, income taxes were the responsibility of the S-Corporation's stockholders and the partnership's partners. For informational purposes, the selected consolidated financial data for the three years ended March 31, 1997 include a pro forma presentation that includes a provision for income taxes as if the merging entity had operated as a C-Corporation and was combined with the Company for those periods. Such pro forma calculations were based on the income tax laws and rates in effect during those periods and Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. See Notes 2 and 10 to the Company's Consolidated Financial Statements.
(3) All earnings per share data have been calculated using SFAS 128 "Earnings per share" and SAB 98 "Earnings per share". Amounts for periods prior to April 1, 1997 are based on the pro forma results described in (2) above.
(4) Two schools in Virginia were combined in fiscal 1997; two schools located in California were combined in fiscal 1998.
(5) Represents the percentage calculated by dividing (i) the number of students who withdrew from the Company's schools in the period by (ii) the sum of the number of students at each month-end in the period and the number of students who withdrew in the period.

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

                                    GENERAL

     The Company owns and operates 30 schools in eleven states which together provide diversified career oriented postsecondary education to over 12,500 students. The Company derives its revenue almost entirely from tuition, fees, and charges paid by, or on behalf of, its students. Most students at the Company's schools rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. During fiscal 1999, approximately 73% of the Company's cash receipts were indirectly derived from Title IV Programs.

     The Company's revenue varies based on the aggregate student population, which is influenced by the number of students attending the Company's schools at the beginning of a fiscal period; by the number of new students entering the Company's schools during such period; and by student retention rates. New students enter the Company's schools' degree granting programs four times a year and diploma courses every four to six weeks. The Company believes that the size of its student population is affected to some extent by general economic conditions, and that, in the absence of countervailing factors, student enrollments and retention rates would tend to increase as opportunities for immediate employment for high school graduates decline and decrease as such opportunities increase. The purchase of new schools and the introduction of additional program offerings at existing schools have been significant factors in increasing the aggregate student population in recent years.

     In the fiscal year ended March 31, 1999, the Company derived approximately 91% of its net revenues from tuition. The Company recognizes tuition revenue on each student contract as earned on a pro rata monthly basis over the term of the contract. Refunds are due if a student withdraws from school prior to completion of the program and are computed using methods required by accrediting agencies or state and federal regulations. As of the time of withdrawal, the total earnings on the contract mandated by the applicable formula are compared to the revenue previously recognized by the Company. This comparison can result in either an increase or decrease in final revenue recognition, which for accounting purposes is recorded at the time of the applicable student's withdrawal. Historically, these net adjustments have not been material. Other educational revenue is comprised of fees and textbook sales.

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

     Since its inception, the Company has pursued a strategy of growth through acquisition. All but one of the Company's schools have been acquired. Except in the case of a pooling of interests, the Company records as goodwill and other intangible assets the difference between the purchase price of a school and the fair value of its tangible net assets. Since inception, the Company has allocated approximately $46,000,000 of the purchase prices of acquired schools to goodwill and other intangible assets. Goodwill is amortized over fifteen to forty years. Other intangible assets are amortized over two to fifteen years. The Company also frequently enters into non-competition agreements with the owners or employees of the schools it acquires and generally records the cost of such non-competition agreements as intangible assets which are amortized over their respective lives which range from two to ten years. Effective July 1993, such amortization is tax deductible; however, amortization related to acquisitions consummated prior to that date is only partially tax deductible on a current basis.

VARIATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly financial data for each of the eight fiscal quarters in the two years ended March 31, 1999 and such data expressed as a percentage of the Company's totals with respect to such information for the applicable fiscal year. The Company believes that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                FISCAL YEAR ENDED MARCH 31, 1999        FISCAL YEAR ENDED MARCH 31, 1998
                                              -------------------------------------   -------------------------------------
                                              1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR
                                              -------   -------   -------   -------   -------   -------   -------   -------
                                                                         (DOLLARS IN THOUSANDS)
NET REVENUES................................  $18,710   $20,419   $24,878   $28,863   $12,909   $13,740   $14,820   $18,207
Percentage of fiscal year total.............     20.1%     22.0%     26.8%     31.1%     21.6%     23.0%     24.9%     30.5%
INCOME FROM OPERATIONS
BEFORE OTHER EXPENSES.......................  $   480   $ 1,049   $ 4,621   $ 5,207   $   265   $   897   $ 2,092   $ 2,830
Percentage of fiscal year total.............      4.3%      9.2%     40.7%     45.8%      4.4%     14.7%     34.4%     46.5%

     The Company's quarterly net revenues have fluctuated in the past and may fluctuate significantly in the future as a result of a number of factors, principally due to the number and timing of new students enrolling in the Company's programs. New enrollments in the Company's schools tend to be higher in the third and fourth fiscal quarters because the third and fourth quarters cover periods traditionally associated with the beginning of school semesters. The Company believes it has been less affected by this seasonal pattern than many other educational institutions because it permits students to enroll in and begin programs in any month of the year at most of its schools. In addition, the impact of seasonality in new enrollments on results of operations has been moderated to some extent by growth in the number of students attending programs and the varying lengths of those programs. However, the Company's fiscal 1998 acquisitions have increased this seasonality because many of the longer programs offered at the acquired schools do not allow for monthly start dates. In particular, enrollment patterns in these schools have historically caused them to operate at a loss during the first and second fiscal quarters based on low student populations during these periods and relatively fixed operating expenses. Other factors affecting quarterly net revenues include student withdrawals, the termination of programs, the introduction of new programs, the upgrading or lengthening of programs, changes in tuition rates (including changes in response to pricing actions by competitors), changes in government-supported financial aid programs, modification of applicable government regulations or interpretations, and regulatory audits or other actions by regulatory authorities. The Company has not experienced any material resistance to raising its tuition rates in the past and, based on such prior experience, anticipates that tuition increases will keep pace with inflation in the foreseeable future. Since certain of the Company's expenses do not vary with student enrollment, quarterly variations in net revenues are amplified at the income from operations level.

                             RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated.

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
School operating costs:
  Cost of education and facilities..........................   44.9     45.4     46.8
  Selling and promotional...................................   13.6     14.4     15.2
  General and administrative expenses.......................   27.6     27.8     28.4
Amortization of goodwill and intangibles....................    1.6      2.2      1.8
                                                              -----    -----    -----
Income before other expenses................................   12.3     10.2      7.8
Other expenses..............................................     --       --      1.1
                                                              -----    -----    -----
Income from operations......................................   12.3     10.2      6.7
Interest (income) expense, net..............................    1.3     (0.4)     0.6
                                                              -----    -----    -----
Income before income taxes and extraordinary item...........   11.0     10.6      6.1
Provision (benefit) for income taxes........................    4.5      4.2     (1.7)
                                                              -----    -----    -----
Income before extraordinary item............................    6.5      6.4      7.8
Extraordinary item..........................................     --       --      0.6
                                                              -----    -----    -----
  Net income................................................    6.5%     6.4%     7.2%
                                                              =====    =====    =====
Pro forma income tax data:
  Income before income taxes and extraordinary item.........                      6.1%
  Provision for income taxes................................                      0.8
                                                                                -----
  Income before extraordinary item..........................                      5.3
  Extraordinary item........................................                      0.6
                                                                                -----
  Pro forma net income......................................                      4.7%
                                                                                =====

YEAR ENDED MARCH 31, 1999 COMPARED WITH YEAR ENDED MARCH 31, 1998

     Net Revenues. Net revenues increased by $33,194, or 55.6%, to $92,870 for the year ended March 31, 1999 from $59,676 for the year ended March 31, 1998. Revenue growth was primarily attributable to (i) an increase in students at the CHI and Hesser schools which were acquired in February 1998 and March 1998, respectively; (ii) the purchase of five schools in Iowa in November 1998 which contributed a combined $4,153 in net revenues; and (iii) the introduction of new programs. The number of new student starts at the Company's schools (including those acquired in fiscal 1999) during the year ended March 31, 1999 increased to 12,872 from 8,410 for the corresponding twelve months of the prior year, a 53.1% increase. As of March 31, 1999, the number of students in attendance increased 10.8% compared to the prior year end for the Company's "same schools," defined as all schools except for those acquired in fiscal 1999 and a school the Company opened in Concord, New Hampshire. The monthly student withdrawal rate decreased to 3.2% compared to a 3.6% for the prior year, due in part to the Company's "Retention Program" in each of the schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students as well as counseling in the event a decision to withdraw is made by the student.

     Cost of Education and Facilities. Cost of education and facilities increased by $14,590 or 53.9%, to $41,677 for the year ended March 31, 1999 from $27,087 for the year ended March 31, 1998, principally as a result of facility expansions in Texas and California, the acquisition of additional schools in late fiscal 1998 and fiscal 1999, and costs related to the increased enrollments in the Company's schools. The cost of education and facilities as a percentage of net revenue was 44.9% in 1999 compared with 45.4% in 1998. The decrease is primarily attributable to the more efficient use of facilities and teaching personnel.

     Selling and Promotional. Selling and promotional expenses increased by $4,007, or 46.4%, to $12,651 for the year ended March 31, 1999 from $8,644 for the year ended March 31, 1998, principally as a result of the acquisition of additional schools. Selling and promotional expenses as a percentage of net revenue were 13.6% in 1999 and 14.4% in 1998. The reduction is primarily attributable to the effect of standardization and common purchasing.

     General and Administrative. General and administrative expenses increased by $9,088, or 54.8%, to $25,664 for the year ended March 31, 1999 from $16,576 for the year ended March 31, 1998. General and administrative expenses as a percentage of net revenue decreased to 27.6% in 1999 compared to 27.8% in 1998 as a result of the Company's ability to serve a greater student population without a corresponding increase in costs.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased by $236, or 18.4%, to $1,521 for the year ended March 31, 1999 from $1,285 for the year ended March 31, 1998. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the CHI, Hesser, and Iowa schools.

     Interest Expense, Net. Net interest expense increased by $1,457 to $1,204 for the year ended March 31, 1999 from $(253) for the year ended March 31, 1998. The change was principally a result of higher debt levels because of acquisitions and decreased interest income compared to the prior year ended March 31, 1998. The prior year interest income was the result of investment of proceeds from the Company's initial public offering on October 28, 1996. These funds were utilized in the fiscal 1998 and 1999 acquisitions.

     Income Taxes. Income taxes increased by $1,681 to $4,166 for the year ended March 31, 1999 from an income tax provision of $2,485 for the year ended March 31, 1998. The Company's effective tax rate for fiscal 1999 was 41.0%.

     Net Income. Net income increased to $5,987, or 55.4%, for the year ended March 31, 1999 from net income of $3,852 for the year ended March 31, 1998. The increase is primarily a result of an 86.7% increase in income from operations.

YEAR ENDED MARCH 31, 1998 COMPARED WITH YEAR ENDED MARCH 31, 1997

     Net Revenues. Net revenue increased by $10,226, or 20.7%, to $59,676 for the year ended March 31, 1998 from $49,450 for the year ended March 31, 1997. Revenue growth was primarily attributable to (i) an increase in students at the Texas, Maryland and Nebraska schools which were acquired in September 1996, December 1996, and March 1997, respectively and (ii) the purchase of the CHI Institute Schools in February 1998 and the Hesser College Schools in March 1998 which contributed a combined $3,128 in net revenues. The number of new student starts at the Company's schools (including those acquired in the fiscal 1998 Acquisitions) during the year ended March 31, 1998 increased to 8,410 from 7,358 for the corresponding twelve months of the prior year, a 14.3% increase. Although the San Diego area schools experienced a decline in new student starts of 11.0% from 1,944 for the prior year compared to 1,730 for the current year, this is principally the result of the Company's decision to consolidate the number of schools in the San Diego area from three to two. All other schools recorded a combined increase of 23.4% in new student starts, with overall student population largely offsetting the decline discussed above. As of March 31, 1998, the number of students in attendance increased 8.1% compared to the prior year end for the Company's "same schools," defined as all schools except for the those acquired in fiscal 1998. The monthly student withdrawal rate decreased to 3.6% compared to a 4.2% rate experienced by the Company during the prior year, due in part to the Company's "Retention Program" in each of the schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students as well as counseling in the event a decision to withdraw is made by the student.

     Cost of Education and Facilities. Cost of education and facilities increased by $3,936, or 17.0%, to $27,087 for the year ended March 31, 1998 from $23,151 for the year ended March 31, 1997, principally as a result of facility expansions, the addition of the Texas and Maryland schools in fiscal 1997, and the CHI Institute Schools and Hesser Schools in fiscal 1998, and costs related to the increased enrollments in the

Nebraska Schools. The cost of education and facilities as a percentage of net revenue was 45.4% in 1998 compared with 46.8% in 1997. The decrease is primarily attributable to the more efficient use of facilities and teaching personnel.

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

     Extraordinary Item. Extraordinary item consisted of a one time charge in fiscal 1997 of $309 after tax to write off unamortized deferred debt issuance costs and unamortized debt discount for early payoff of subordinated debt from the proceeds of the Company's initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended March 31, 1999, the Company financed its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities. Cash provided by operating activities for fiscal 1999 and fiscal 1998 was approximately $8,754 and $2,359, respectively. The Company's principal sources of funds at March 31, 1999 were cash and cash equivalents of $12,936 and net accounts receivable of $9,452. The $2,962 increase in net trade accounts receivable experienced for the year ended March 31, 1999 was primarily a result of accounts receivable purchased and revenue recognized for Iowa Colleges during the change in ownership period when federal funding was suspended, and the annualized effect of the Hesser and CHI Schools.

     Historically, the Company's investment activity has primarily consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases and purchases of businesses, totaled $3,270 and $2,200 for fiscal 1999 and 1998, respectively. Capital expenditures are a result of purchasing additional equipment and upgrading and replacing existing equipment such as computers and medical equipment for school programs, and expanding facilities at several locations. The purchase of five schools in Iowa totaled $3,684 for the year ended March 31, 1999.

     The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased with the exception of the land and buildings owned by the Company in Dayton, Ohio, Lincoln, Nebraska and Omaha, Nebraska and Manchester, New Hampshire. The Company plans to continue to expand current facilities, upgrade and replace equipment, and open new schools. The Company expects that its fiscal 2000 operations and planned capital expenditures can be funded through cash to be generated from existing operations.

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

     In November 1997, the Department of Education published new regulations regarding financial responsibility which are effective on July 1, 1998. The new regulations will apply to the Company's fiscal years commencing April 1, 1999, and thereafter. The regulations provide a transition year alternative which permitted the Company to have its institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the old regulations, whichever are more favorable. The new standards use an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures the institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three (3) years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on the Company's interpretation of the application of these new standards to the Company's financial statements for the year ended March 31, 1999, the Company's calculations result in a composite score of 1.7 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5 except with respect to the Company's school located in Roanoke, Virginia which had a composite score of 1.4.

     The Roanoke school accounted for 1.4% of the Company's net revenues in fiscal 1999. The failure of this school to meet the minimum composite score may result in the Department of Education requiring the posting of a financial responsibility bond or financial monitoring by the Department of Education. The Company was not required to post a bond with the Department of Education as a result of non-compliance with the applicable tests in fiscal 1998, or to otherwise provide a demonstration of financial responsibility. Based on fiscal 1999 Title IV funding for the Roanoke school, any bond would be $495 (one half of the Title IV funding received by the School) and would be funded from the Company's bank credit facility.

     In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from accrediting agencies, state agencies and the Department of Education. Historically, upon a school being acquired by new ownership, the Department of Education suspends payments of the school's Title IV funding until the Department of Education completes a recertification. This recertification process including obtaining prerequisite approvals from state regulatory and appropriate accrediting agencies typically takes from four to seven months. The Department of Education has recently adopted new regulations which provide for a new owner to apply for temporary participation in the Title IV programs by filing an application for recertification which is materially complete. If the application is accepted, the school is eligible to receive funds pending recertification. The Company has not acquired any schools since the new regulations became effective and is unable to predict how long the process allowing for temporary participation may take.

     In connection with the CHI Institute Acquisition, the Company paid $1,500 in February 1998 and $1,084 in May 1998, and issued shares of the Company's Common Stock with an aggregate value of $1,500 at the date of the acquisition. The Company made the required note payments to the seller in fiscal 1999 of $4,350 with the balance of $4,400 plus interest payable quarterly over the next four years. The Company's Title IV funding for the CHI Institute Schools was suspended pending Department of Education recertification, which was received July, 1998.

     In connection with the Hesser Acquisition, the Company paid $2,000 in March 1998 and $2,433 in June 1998, and issued shares of the Company's Common Stock with an aggregate value of $2,000 at the date of the acquisition. The Company made note payments to the seller in fiscal 1999 of $11,250. The Company's Title IV funding for the Hesser Schools was suspended pending Department of Education recertification, which was received July, 1998.

     In connection with the Iowa Acquisition, the Company paid $1,000 cash in November 1998, and $684 in April 1999. The payment of $684 consists of the original $1,500 note less offsets provided for in the acquisition agreement. The Company is required to make note payments to the Seller of $2,000 over five years in equal quarterly principal payments plus accrued interest, beginning in November 1999. The Company's Title IV Funding for the Iowa schools was suspended pending Department of Education recertification, which was received February, 1999.

     The Company expects to make the note payments for the CHI Institute and Iowa with cash on hand and borrowings under its bank facility.

     The Company anticipates it will need additional debt or equity financing in order to carry out its strategy of growth through acquisitions. In November 1998, the Company amended its loan agreement increasing its loan facilities to the Company to up to $40,000. As of March 31, 1999, $24,619 was available under the facility. Interest is charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company and depending on whether drawn under the revolving line of credit or the term loan. In addition, the bank credit facility provides for commitment fees to be paid on the unused portion of the facility. The bank credit facility also contains restrictions on the payment of dividends and incurrence of additional debt, and various other financial covenants. The facility is secured by substantially all of the assets of the Company. The Company believes this facility will be adequate to meet its financing needs for at least the next twelve months.

     Effect of Inflation. The Company does not believe its operations have been materially affected by inflation.

LETTER OF CREDIT

     In connection with the Company's purchase of five schools in Iowa, the Company posted an irrevocable letter of credit with the Department of Education of approximately $2.4 million to guarantee any financial obligations the schools may incur to the Department of Education such as the obligation to pay any refunds coming due to current or former students of the institution. The Letter of Credit, which expires October 30, 1999, was required because the corporation from which the Company acquired three of the schools had failed to meet certain of the Department of Education's regulations applicable to its financial condition.

YEAR 2000 COMPLIANCE

     Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. Because the Company has purchased or upgraded substantially all of its computer hardware and software systems within the last few years, for reasons unrelated to Year 2000 compliance issues, the Company does not expect to be affected by Year 2000 issues arising from the use of older "legacy" computer-based systems. The Company is currently conducting a comprehensive review of its computer-based systems (both hardware and software) to determine if those systems will be affected by resulting Year 2000 compliance issues. So far, the Company's review of its computer-based systems indicates that approximately 70% of all such systems are Year 2000 compliant. Systems crucial to the Company's financial operations such as accounting and the Company's federal financial aid system software are Year 2000 compliant. Management has determined that replacement or upgrade of the non-compliant systems will not require incurring costs in excess of $250, and that the replacements and upgrades can be completed with a minimal allocation of manpower. The Company anticipates that all of its internal systems will be Year 2000 compliant by September 30, 1999. The Company is seeking confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant and has received written confirmation of compliance from approximately two-thirds of such outside vendors, financial institutions and otherwise. The Company has been advised by the Department of Education that modifications of the systems involved in the administration of the Department's Federal Direct Student Loan Program which represents a majority of the Company's funding were completed in June 1999. However, there can be no assurance that these outside vendors, financial institutions, and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company's results of operations and financial condition. The Company is in the process of formulating contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. Management believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which it has control.

CHANGE IN 85/15 RULE TO 90/10 RULE

     A proprietary institution, such as each Quest institution, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 85% of its applicable revenues for a fiscal year from Title IV Programs. In 1998, the percentage of applicable fiscal year revenues that a proprietary institution can derive from Title IV Programs and still remain eligible to participate in Title IV Programs was increased from 85% to 90%. This change should have a positive impact on the Company's results of operations and cash flows because payments of Title IV Program funds are generally paid sooner and are more collectible than certain other receivables.

     The Department of Education, the accrediting commissions and most of the state agencies have laws, regulations and/or standards pertaining to the change in ownership and/or control (collectively "change in control") of educational institutions, but these regulations do not uniformly define what constitutes a change in control. Historically, upon the occurrence of a change in control under the Department of Education's regulations, an institution immediately becomes ineligible to participate in Title IV Programs and can only receive and disburse certain Title IV Program funds that were previously committed to its students, until it has applied for certification and is reinstated by the Department of Education to continue Title IV program participation under such institution's new ownership and control. The time required for the Department of Education to act on such an application can vary substantially and may take several months. The Department of Education's regulations also require that all of the Quest institutions in a particular campus group have their state authorizations and accreditations reaffirmed or reestablished before any institute in that campus group can regain its eligibility from the Department of Education to continue participation in Title IV Programs. The

Department of Education has recently adopted new regulations which provide for a new owner to apply for temporary participation in the Title IV programs by filing an application for recertification which is materially complete. If the application is accepted the school is eligible to receive funds pending recertification. The Company has not acquired any schools since the new regulations became effective and is unable to predict how long the process allowing for temporary participation may take.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments."

     The Company had no holdings of derivative financial or commodity instruments at March 31, 1999, and the Company does not invest or intend to invest in derivative financial instruments or derivative commodity instruments.

     Substantially all of the Company's indebtedness was incurred in connection with the acquisitions of its schools, is payable to the sellers of those schools, and bears a fixed interest rate. However, the Company is exposed to interest rate change market risk with respect to its $40,000 credit facility with a financial institution which is priced based on the London Inter-Bank Offered Rate (LIBOR) plus a spread of 1.500% - 2.375% based on certain conditions. At March 31, 1999, $13,000 was outstanding under its credit facility and the Company had utilized a portion of the credit line to support a Letter of Credit in the amount of $2,381 issued in connection with the acquisition of the Iowa schools. Changes in LIBOR during the next twelve months will have a positive or negative effect on the Company's interest expense. Based on amounts currently outstanding under the credit facility, including the Letter of Credit, each 1% fluctuation in the LIBOR rate will increase or decrease interest expense for the Company by approximately $130 annually.

     The Company's sales and financial instruments are currently all denominated in U.S. dollars.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information contained in this Annual Report, the following risk factors should be considered carefully in evaluating our company and its business. This Annual Report contains certain forward-looking statements that are based on the beliefs and assumptions of our management based on information currently available. The words "believe," "anticipate," "intend," "estimate," "expect" and similar expressions are intended to identify such forward-looking statements, but are not only words which identify such statements. Forward-looking statements reflect the current views of our management and are subject to certain risks, uncertainties and assumptions, including the ones that follow. If any of these risks or uncertainties materialize, or if our underlying assumptions turn out to be incorrect, our actual results, performance or achievements could differ materially from those contained in this Annual Report or presented elsewhere by management from time-to-time.

     We must comply with the Department of Education's regulations and other regulations to be eligible for Title IV funding. Most of our students receive some government-sponsored financial aid, principally under Title IV of the Higher Education Act. For Fiscal 1999, approximately 73% of our net revenue (on a cash basis) was derived from government-sponsored financial aid received by our students.

     Each of our schools participates in Title IV Programs either as an individual institution or as an additional location of another institution which is the main campus of the institution. To participate in Title IV Programs, an institution and its additional locations, if any, must be certified by the Department of Education. To obtain certification, the institution must satisfy eligibility, program, and general requirements imposed by the Higher Education Act and the Department of Education's regulations, which are issued and enforced by the Department of Education. To obtain and maintain such certification, the institution also must be authorized to offer its programs by the relevant state agency where it is located and be accredited by an accrediting agency recognized by the Department of Education.

     We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. Many aspects of the operations of our institutions are governed by the provisions of the Higher Education Act and the Department of Education's regulations, including:

     - the maximum acceptable rate of default by an institution's students with respect to federally guaranteed or funded student loans,

     - the maximum acceptable proportion of an institution's revenues derived from Title IV Programs,

     - an institution's satisfaction of certain financial responsibility standards,

     - an institution's satisfaction of certain administrative capability standards,

     - the ability of an institution to add locations and educational programs, and

     - the ability to engage in transactions involving a change in ownership resulting in a change of control.

Generally, each institution is considered separately for purposes of determining compliance with the regulatory requirements, although certain financial reporting is done on a consolidated basis. For purposes of these standards, the regulations define an institution as a main campus and its additional locations, if any.

     The failure of any of our institutions to comply with the requirements of the Higher Education Act or the regulations, or the requirements of applicable state law or accrediting agencies, could result in the restriction or loss by such school of its ability to participate in Title IV Programs, which could have a material adverse effect on our financial condition and operations.

     The Higher Education Act and the regulations prescribe specific standards of financial responsibility. These standards are generally applied on an individual institutional basis. The Department of Education, could, however, attempt to apply such standards on a consolidated basis. If the Department of Education determines that any of our institutions fail to satisfy the financial responsibility standards, it may require that such institution post an irrevocable letter of credit as a financial responsibility bond in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete award year or, in the Department of Education's discretion, require some other less onerous demonstration of financial responsibility. One-half of Title IV funds received by our individual institutions in the most recent fiscal year ranged from $250,000 to $4,910,000, and one-half of the total Title IV funds received by all our institutions in the most recent fiscal year was $34,310,000.

     In November 1997, the Department of Education published new regulations regarding financial responsibility which were effective on July 1, 1998. The new regulations apply to our fiscal years commencing April 1, 1999 and thereafter. The regulations provide a transition year alternative which permitted us to have our institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the old regulations, whichever were more favorable. The new standards replace the acid test ratio, the tangible net worth standard and the net operating results test with three different ratios:

     - an equity ratio

     - a primary reserve ratio

     - a net income ratio.

     The equity ratio is intended to measure an institution's capital resources, ability to borrow and financial viability. The primary reserve ratio is intended to measure an institution's ability to support current operations from expendable resources. The net income ratio is intended to measure the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three (3) years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on our interpretation of the application of these new standards to our financial statements for the fiscal year ended March 31, 1999, our calculations result in a composite score of 1.7 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5, except with respect to the school located in Roanoke, Virginia, which had a composite score of 1.4.

     The Roanoke school accounted for 1.4% of our net revenues in fiscal 1999. The failure of this school to meet the minimum composite score may result in the Department of Education requiring the posting of a financial responsibility bond or financial monitoring by the Department of Education. We were not required to post a bond with the Department of Education as a result of non-compliance with the applicable tests in fiscal 1998, or to otherwise provide a demonstration of financial responsibility. Based on fiscal 1999 Title IV funding for the Roanoke school, any bond would be $495,000 (one-half of the Title IV funding received by the School) and would be funded from our bank credit facility.

     If we were unable to meet the minimum composite scores or post a financial responsibility bond or make a satisfactory demonstration of financial responsibility, we could become ineligible to receive Title IV funding in some or all of our schools. Ineligibility for Title IV funding would have an immediate material adverse effect on our operations.

     We may lose student financial aid if we experience high student loan default rates. The Higher Education Act provides that an institution may lose its eligibility to participate in substantially all Title IV student loan programs if student defaults on the repayment of federally guaranteed student loans or direct loans are 25% or greater for each of the three most recent federal fiscal years for which data is available. These are called Cohort Default Rates. Cohort Default Rates are calculated by the Department of Education for each institution for each federal fiscal year by determining the rate at which the institution's students entering repayment in that federal fiscal year default on repayment of their loan by the end of the following federal fiscal year. Cohort Default Rates are subject to revision by the Department of Education if new data becomes available and are subject to appeal by schools contesting the accuracy of the data or the adequacy of the servicing of the loans by the loan servicer. An institution that is determined to have had Cohort Default Rates of 25% or greater for the three most recent federal fiscal years for which data is available is subject to immediate loss of eligibility to participate in substantially all Title IV student loan programs, subject to a limited appeal of the determination, which appeal only can be based on the Department of Education's having relied on erroneous data in calculating the Cohort Default Rate, the inadequacy of the servicing of the loans by the lender or loan servicer, or the existence of certain exceptional mitigating circumstances. The loss of eligibility lasts for the duration of the federal fiscal year in which the determination of ineligibility is made, plus the two succeeding federal fiscal years. However, an institution may remain eligible for Title IV student loan funding while an appeal of such determination is pending. The loss of Title IV student loan programs eligibility at one or more of our schools could have a material adverse effect on our operations.

     None of our institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1996. Additionally, based on preliminary data released by the Department of Education in March 1999, none of our institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1997. Accordingly, we believe that none of our institutions is currently vulnerable to termination from Title IV eligibility based on three consecutive years of excess default rates. However, the institution located in Omaha, Nebraska had a Cohort Default rate of in excess of 25% for federal fiscal 1995, federal fiscal 1996. The Omaha, Nebraska institution had a Cohort Default Rate of 17.3% in federal fiscal 1994 and is not vulnerable to termination of Title IV student loan program eligibility unless its final rate for the federal fiscal year ended September 30, 1997 is 25% or greater. Preliminary data for such federal fiscal year has been released which indicates the rate is below 25%. If this rate is released as a final rate, the institution would no longer be vulnerable to termination. The company's other institutions would have to have Cohort Default Rates of 25% or more for consecutive three year periods ending September 30, 1999 and thereafter in order to become vulnerable to termination of our Title IV student loan program eligibility.

     An institution whose Cohort Default Rate exceeds 40% for any single federal fiscal year may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If the Department of Education elects to take such action due to a single-year Cohort Default Rate in excess of the regulatory level, it must afford the institution a hearing before an independent Department of Education hearing officer and an opportunity to appeal any decision to the Secretary of Education before the limitation, suspension, or termination may take effect. None of our institutions has, or has had, a Cohort Default Rate in excess of 40% in the most recent three fiscal years.

     The Higher Education Act specifies the maximum percentage of annual cash revenues which may be derived from the Title IV Programs. As a condition of Title IV eligibility, no more than 85% of an institution's cash revenue can come from Title IV Programs for fiscal years ending before October 7, 1998, and no more than 90% of revenues can come from Title IV Programs for fiscal years ending after October 7, 1999.

     There are monetary liabilities and possible penalties for failing to comply
with Title IV program requirements.   If any of our institutions failed to
comply with applicable Title IV program requirements, we could be required to repay improperly disbursed Title IV program funds and could be assessed an administrative fine of up to $25,000 per violation of Title IV program requirements.

     In addition, the Department of Education could transfer that institution from the "advance" system of payment of Title IV program funds, under which an institution requests and receives funding from the Department of Education in advance based on anticipated needs, to the "reimbursement" or cash monitoring system of payment, under which an institution must document their students' eligibility for Title IV program funds before receiving funds from the Department of Education or from Federal Family Education Loan program lenders. Violation of Title IV program requirements could also subject an institution or the company to sanctions under the False Claims Act, as well as other civil and criminal penalties. Penalties under the False Claims Act can amount to up to $10,000 per violation, in addition to treble damages which may be sought by the government as a result of the action constituting the false claim. The federal, state or accrediting agency requirements could result in the limitation, suspension or termination of that institution's ability to participate in the Title IV programs or the loss of state licensure or accreditation. Any such event could have a material adverse effect on our business, results of operations or financial condition. There are no proceedings for any such purposes pending against any of our institutions and we have no reason to believe that any such proceeding is contemplated.

     A change in ownership resulting in a change of control may affect Title IV
eligibility and could affect accreditation of the schools.   Upon a change in
ownership resulting in a change of control of the company, as defined in the Higher Education Act and the regulations, each of our schools would lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies to regain eligibility. This interruption may be avoided if the new owner submits a materially complete application for recertification of eligibility within 10 business days of such a change of ownership and the Department of Education agrees to allow continued participation on a temporary, provisional basis. Approval of an application for recertification must be based upon a determination by the Department of Education that the institution under its new ownership is in compliance with the requirements of institutional eligibility. The time required to act on such an application can vary substantially and may take several months. If an institution is recertified following a change of ownership, it may be on a provisional basis. Provisional certification does not limit an institution's access to Title IV program funds, but may subject that institution to closer review by the Department of Education and possible summary adverse action if that institution commits violations of Title IV program requirements. A change of control also could have significant regulatory consequences for us at the state level and could affect the accreditation of our schools.

     The regulations provide that for a publicly traded company, a change in ownership resulting in a change of control occurs when a report on Form 8-K is required to be filed with the Securities and Exchange Commission disclosing a change of control. Most states and accrediting agencies require notification and approval of a change in ownership resulting in a change of control, but they do not provide a uniform definition of change of control. If we were to lose our eligibility to participate in Title IV Programs for a significant period of time pending an application to regain eligibility, or if we were determined not to be eligible, our operations would be materially adversely affected. The possible loss of Title IV eligibility resulting from a change of control may also discourage or impede a tender offer, proxy contest or other similar transaction involving control of the company.

     Legislative action may reduce financial aid funding or increase regulatory burdens. Reauthorization of the Higher Education Act by the U.S. Congress takes place approximately every five years. The Title IV Programs are subject to significant political and budgetary pressures. There can be no assurance that government funding for the Title IV Programs will continue to be available or maintained at current levels. A reduction in government funding levels could lead to lower enrollments at our schools and require us to seek alternative sources of financial aid for students enrolled in our schools. Because most of our net revenue is derived, either directly or indirectly, from the Title IV Programs, the loss of or a significant reduction in Title IV Program funds available to students at our schools would have a material adverse effect on our business, results of operations and financial condition. In addition, there can be no assurance that current requirements for student and institutional participation in the Title IV Programs will not change or that one or more of the present Title IV Programs will not be replaced by other programs with materially different student or institutional eligibility requirements.

     We expect that a significant part of our future growth will be based on our ability to identify, acquire and profitably operate and integrate additional schools. We have acquired all but one of our schools through the acquisition of existing schools rather than through the establishment of new schools. Several of the schools we acquired have experienced losses following their acquisition either in connection with their integration into our operations or because of their failure to perform as anticipated. While we are continually searching for acquisition opportunities, there can be no assurance that we will be successful in identifying, acquiring, integrating and operating additional schools. If any potential acquisition opportunities are identified, there can be no assurance that we will be able to consummate the acquisition on terms favorable to us and successfully integrate any such acquisition into our existing operations and there can be no assurance as to the timing or effect on our business of any such acquisitions.

     When we acquire an existing school and account for the acquisition as a "purchase" rather than a "pooling of interests", a significant portion of the purchase price for such school is often allocated to goodwill and intangibles. Most of our acquisitions do not involve the purchase of significant amounts of tangible property. Such goodwill and intangibles are generally amortized over periods ranging from fifteen to forty years, which reduces our reported earnings.

     In acquiring a school, we must assume any liabilities of the institution to the Department of Education resulting from the institution's failure to comply with the Higher Education Act or the regulations prior to the date of acquisition. We attempt to minimize the impact of any such liabilities by including representations as to regulatory compliance and indemnification provisions in the relevant acquisition agreements. We have not had any material amount of unindemnified Title IV regulatory liabilities asserted against us with respect to any of our prior acquisitions; however, no assurance can be given that any assertions will not be made in the future. In addition, if available offsets are insufficient, there can be no assurance that the parties responsible for indemnifying us from such liabilities will have the financial resources necessary to indemnify us for all or any portion of such possible liabilities.

     We may have difficulties in entering new business areas. Historically, our primary business activity has been providing various levels of education in the fields of healthcare and business. Since fiscal year 1998, we have also been providing programs and degrees in information technology, criminal justice, electronic engineering, and early childhood education. We are also upgrading, as much as is possible based on the types of programs offering, our schools to degree granting institutions. In addition, we may from time to time enter other new business areas, including providing programs in other academic fields. We may not be able to perform in any of these new areas at the level we have historically performed in our traditional business activities.

     Our quarterly operating revenues have varied in the past and may vary significantly in the future as a result of a number of factors, including fluctuations in the number of new students enrolling in our programs. Traditionally, new enrollments in our schools tend to be higher in the third and fourth fiscal quarters because the third and fourth quarters cover periods traditionally associated with the beginning of school semesters. We believe our fiscal 1998 acquisitions will further increase this seasonality because many of the longer programs offered at these schools do not provide for monthly start dates. Furthermore, enrollment patterns in the Hesser schools have historically caused them to operate at a loss during the first and second fiscal quarters based on low student populations during these periods and relatively fixed operating expenses.

     Competition may affect our revenue growth or operating margins. The postsecondary education market is highly fragmented and competitive with no private or public institution having a significant market share. Our schools compete for students with not-for-profit public and private colleges and with proprietary institutions which offer degree and/or non-degree granting programs. Such proprietary institutions include vocational and technical training schools, continuing education programs and commercial training programs. Public and private colleges may offer programs similar to those offered by our schools at lower tuition costs due in part to government subsidies, foundation grants, tax deductible contributions, or other financial resources not available to proprietary institutions. Certain of our competitors in both the public and private sector have greater financial and other resources than we have.

     An attractive employment market also reduces the number of students seeking additional education. This increases competition for potential students. We believe that the competition among education institutions is based primarily on the quality of educational programs, location, perceived reputation of the institution, cost of the programs and employment opportunities for graduates.

     There can be no assurance that these or other competitive factors will not have a material adverse effect on our enrollment rates, pricing or recruitment costs, and as a result, on our revenue growth or operating margins.

     We are dependent on certain key personnel. Our continued successful operation requires managerial, operational and academic expertise. In particular, we are dependent upon the management and leadership skills of a number of our senior executives, including Gary D. Kerber, our Chairman and President, as well as on the skills of the directors of our various institutions and our faculty members. The nature of the skills required to manage the company and teach in its schools affords our key employees substantial opportunities for alternative employment, and there can be no assurance that we will continue to be successful in attracting and retaining such personnel. Mr. Kerber has entered into an employment contract with the Company, however, it may be terminated by him at any time. Although we maintain key man life insurance on Mr. Kerber in the amount of $1,000,000, the loss of Mr. Kerber's services could have a material adverse affect on our operations.

     We do not pay dividends. We have not paid any dividends to date. We do not currently intend to declare or pay dividends on our Common Stock in the foreseeable future, but plan to retain any earnings for use in its business operations. In addition, the bank credit facility contains restrictions which prohibit us from paying dividends while the credit line is in effect.

     Anti-takeover provisions could discourage beneficial transactions. Effective as of May 21, 1999, we adopted a Share Rights Program which is commonly known as a "Poison Pill Plan" which could discourage or impede a tender offer, proxy contest or other similar transaction involving control of the company.

     Certain provisions of our Certificate of Incorporation and Bylaws authorize the issuance of "Blank Check" preferred stock and establish advance notice requirements for director nominations and actions to be taken at stockholder meetings.

     These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of the company, even though these transactions might be viewed favorably by minority stockholders. Provisions in the applicable regulations pursuant to which we would lose our Title IV eligibility in the event of a change in ownership resulting in a change of control could have a similar discouraging effect.

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

                NAME                   AGE                            TITLE
                ----                   ---                            -----
Gary D. Kerber.......................  60    Chairman, President, Chief Executive Officer and a
                                             Director
Vince Pisano.........................  45    Vice President and Chief Financial Officer
Gerald T. Kosentos...................  47    Vice President of Operations
Elaine Neely-Eacona..................  46    Vice President of Financial Aid
Ellen L. Bernhardt...................  48    Director of Operations-- Eastern Region
Linwood W. Galeucia..................  54    President-- New England Region
Craig A. Wood........................  50    Director of Operations-- Western Region
K. Terry Guthrie.....................  56    Director of Accreditation
A. William Benham, Jr................  37    Controller
Robert J. Cresci.....................  55    Director
Carl S. Hutman.......................  65    Director
Richard E. Kroon.....................  57    Director
William D. Ford......................  71    Director

     GARY D. KERBER, age 60, has been President, Chief Executive Officer and a Director of the Company since March 1988. From 1971 to 1983, he was employed by American Hospital Supply Company in various sales and executive positions. From 1983 to 1986, Mr. Kerber was the chief executive officer for Kimberly Services, Inc.

     VINCE PISANO, age 45, has been Vice President of Finance and Chief Financial Officer of the Company since March 1990. From 1978 to 1990, he was employed by National Education Corporation, a provider of postsecondary education, as corporate controller and subsequently as the vice president of finance of its educational centers division.

     GERALD T. KOSENTOS, age 47, has been Vice President of Operations of the Company since June 1997. From April 1997 through June 1997 he was Director of Operations -- Central Region of the Company. From January 1995 to June 1997 he was Director of ICM School of Business & Medical Careers, a wholly owned subsidiary of the Company. Prior to January 1995, Mr. Kosentos was employed for 21 years by National Education Corporation, a provider of postsecondary education, in various positions including the directorship of three school locations, Regional Director of Operations and, for the last nine years of his employment, as Vice President of Operations.

     ELAINE NEELY-EACONA, age 46 was appointed Vice President of Financial Aid of the Company in March 1998. From 1990 until March 1998, she was Director of Financial Aid of the Company. From 1976 to 1990, she was employed in various financial aid positions by Education Management Corporation, a provider of postsecondary education.

     ELLEN L. BERNHARDT, age 48, has been Director of Operations -- Eastern Region of the Company since August 1993. From 1985 to 1993, she was employed by National Education Corporation, a provider of postsecondary education, most recently as Southeast Regional Director of Operations.

     LINWOOD W. GALEUCIA, age 54, has been President of the New England Region since March 13, 1998. From 1983 to March 1998, Mr. Galeucia was President, Executive Vice President and co-owner of Hesser, Inc., the parent company of Hesser College. Since 1990, Mr. Galeucia has been a member of the New Hampshire Postsecondary Education Commission.

     CRAIG A. WOOD, age 50, was appointed Director of Operations -- Western Region of the Company in March 1998. From December 1997 to March 1998, Mr. Wood served as a consultant to the Company. From July 1997 to December 1997, Mr. Wood was Vice President, Operations of Education America, Inc. From February 1995 to July 1997, Mr. Wood was Vice President, Marketing of the Katherine Gibbs Schools, Inc.

     K. TERRY GUTHRIE, age 56, has been Director of Accreditation of the Company since July 1993. From 1971 to July 1993, he was employed as president of Ohio Institute of Photography and Technology, which he co-founded. Ohio Institute of Photography and Technology was acquired by the Company in July 1993.

     A. WILLIAM BENHAM, JR., age 37, has been Controller of the Company since May 1995. From 1990 to May 1995, Mr. Benham was Assistant Controller of the Company.

     ROBERT J. CRESCI, age 55, has been a Director of the Company since 1991. Since September 1990, Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm. Mr. Cresci currently serves on the boards of Bridgeport Machines, Inc., EIS International, Inc., Sepracor, Inc., Arcadia Financial, Ltd., Aviva Petroleum Ltd., Film Roman, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc. and several private companies.

     CARL S. HUTMAN, age 65, has been a Director of the Company since 1988. Since 1996, he has also been managing director of Fundamental Management Corporation, an investment management firm. Since 1981, he has been president of Anlyn Advisers, Inc., an investment advisory company. From 1981 to 1991, he was a general partner of Investech, L.P., a venture capital partnership which purchased convertible preferred stock and Common Stock of the Company in 1988 and 1989 and distributed all of its holdings to its general and limited partners in 1991. Mr. Hutman is a member of the Board of Directors of Canadian General Investments, Limited, Canadian World Fund Limited and Third Canadian General Investment Trust Limited, all of which are investment funds. Mr. Hutman is also a member of the Board of Directors of Harris Trust/Bank of Montreal, Florida.

     RICHARD E. KROON, age 57, has been a Director of the Company since 1994. Since 1981, Mr. Kroon has been managing partner of the Sprout Group and President and Chief Executive Officer of DLJ Capital Corp. Mr. Kroon is a director of several private companies and is president-elect and director of National Venture Capital Association.

     WILLIAM D. FORD, age 71, is an attorney admitted to practice in the State of Michigan since 1951. From 1964 to 1994, he was a member of the U.S. House of Representatives, representing the 13th District of Michigan. While a member of the House of Representatives, Mr. Ford served on the Education & Labor Committee from 1964 to 1994, and served as Chairman of that committee from 1991 until his retirement in 1994. He actively participated in the passage of the Head Start program, the Elementary and Secondary Education Act, and the Higher Education Act. He was a sponsor of the Adult Education Act, the Bilingual Education Act, and Education for all Handicapped Children's Act, the National and Community Service Trust Act, and the Goals 2000: Educate America Act. Mr. Ford also authored the Family and Medical Leave Act and was instrumental in the passage of numerous bills designed to ensure workers' rights and safety, pension protection and fair trade treatment for America's auto industry and its workers.

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

     Messrs. Kroon (Chairman), Cresci and Ford comprise the Compensation Committee of the Board of Directors, which is responsible for policies, procedures and other matters relating to employee benefit and compensation plans, including compensation of the executive officers as a group and the chief executive officer individually. The Compensation Committee is also responsible for administering and making awards under the stock-based compensation plans, procedures and other matters relating to management development and for reviewing, monitoring and recommending (for approval by the Company's full Board of Directors) plans with respect to succession of the chief executive officer.

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

  Non-Employee Directors' Stock Option Plan

     On June 20, 1996, the Company adopted, and its stockholders approved, a Non-Employee Director Stock Option Plan (the "Directors' Plan") to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by enlarging their personal stake in the Company. The maximum number of shares of Common Stock with respect to which options may be granted under the Directors' Plan is 200,000 shares. As of March 31, 1999, options covering 82,000 shares were available for future grant under the Directors' Plan.

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

     On the date the Directors' Plan was adopted, each of the three existing non-employee directors were each granted, contingent upon completion of the IPO, options to purchase 25,000 shares of Common Stock of the Company at the IPO price, or $10.00 per share. These options vested immediately upon consummation of the IPO. Upon the election of any new member to the Board of Directors, such member will be granted an option to purchase 25,000 shares of Common Stock at the fair market value at date of grant, vesting in five equal annual installments beginning on the first anniversary of the date of grant. Beginning with the next annual meeting of the stockholders of the Company and provided that a sufficient number of shares remain available under the Directors' Plan, each year immediately following the date of the annual meeting of the Company there automatically will be granted to each non-employee director who is then serving on the Board an option to purchase 3,000 shares of the Common Stock of the Company, which options will be immediately vested. The options to be granted under the Directors' Plan shall be nonqualified stock options (stock options which do not constitute "incentive stock options" within the meaning of Section 422A of the Plan).

ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the annual and long-term compensation paid by the Company for services performed on the Company's behalf for the last three completed fiscal years (i.e., the fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997), with respect to those persons who were, as of March 31, 1999, the Company's Chief Executive Officer and the next four highest paid executive officers of the Company (the "Named Executive Officers") who earned compensation greater than $100,000 in such year.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                             ANNUAL COMPENSATION(1)              ------------------
                                   -------------------------------------------       SECURITIES           ALL
                                   FISCAL                         OTHER ANNUAL   UNDERLYING OPTIONS      OTHER
NAME AND PRINCIPAL POSITION         YEAR     SALARY     BONUS     COMPENSATION   (NUMBER OF SHARES)   COMPENSATION
---------------------------        ------   --------   --------   ------------   ------------------   ------------
Gary D. Kerber...................   1999    $215,634   $416,110     $    --            50,414            $2,400(2)
  Chairman, President and........   1998     195,909    120,828          --            20,000             2,400(2)
  Chief Executive Officer........   1997     188,660    148,000          --           134,260             2,400(2)
Vince Pisano.....................   1999     162,025    312,655          --            22,686                --
  Vice President of Finance
    and..........................   1998     147,197     90,784          --            20,000                --
  Chief Financial Officer........   1997     140,247    111,200      10,000(3)        100,740                --
Gerald T. Kosentos...............   1999     149,885    270,750          --                --
  Vice President of..............   1998     128,269     38,388          --            78,833                --
  Operations.....................   1997      86,166     24,430          --             4,000                --
Ellen L. Bernhardt...............   1999     127,404     49,188          --                --
  Director of Operations --......   1998     116,967     44,800          --            15,000                --
  Eastern Region.................   1997     110,914     22,500          --             7,500                --
Linwood Galeucia.................   1999     119,999     87,613          --                --                --
    President, New England
      Region.....................   1998       5,770         --          --                --                --
                                    1997          --         --          --                --                --

---------------

(1) Does not include the dollar value of perquisites and other personal benefits.
(2) Consists solely of premiums paid by the Company for a life insurance policy for Mr. Kerber. Upon Mr. Kerber's death, the Company will receive no proceeds from such policy.
(3) Consists of a discount on the outstanding amount of a loan from the Company to Mr. Pisano in return for early repayment of the loan.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth all grants of options for the Company's common stock to the Named Executive Officers of the Company during the fiscal year ended March 31, 1999. In addition, the table shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option terms.

               OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 1999

                                                                       INDIVIDUAL GRANTS
                                           --------------------------------------------------------------------------
                                                                                                POTENTIAL REALIZABLE
                                                                                                        VALUE
                                                                                                  AT ASSUMED ANNUAL
                                                                                                        RATES
                                                                                                   OF STOCK PRICE
                                           NUMBER OF    % OF TOTAL                                  APPRECIATION
                                           SECURITIES    OPTIONS     EXERCISE OR                 FOR OPTION TERM(2)
                                           UNDERLYING   GRANTED TO   BASE PRICE    EXPIRATION   ---------------------
NAME                                        OPTIONS     EMPLOYEES     ($/SHARE)     DATE(1)        5%          10%
----                                       ----------   ----------   -----------   ----------   ---------   ---------
Gary D. Kerber...........................    50,414        57.9%        $5.81       10/14/99    $307,551    $322,196
Vince Pisano.............................    22,686        26.0%         5.81       10/14/99     138,396     144,986
                                             ------        ----         -----       --------    --------    --------
         Total...........................    73,100                                             $445,947    $467,182
                                             ======        ====         =====       ========    ========    ========

---------------

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

     The following table sets forth, as of March 31, 1999, the number of stock options and the value of unexercised stock options held by the Named Executive Officers and the exercises of stock options during the year ended March 31, 1999 by the Named Executive Officers.

        AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 1999
                           AND YEAR-END OPTION VALUES

                                                                               NUMBER OF SECURITIES
                                                            VALUE             UNDERLYING UNEXERCISED
                                   NUMBER OF               REALIZED          OPTIONS AT MARCH 31, 1999
                                     SHARES               OF SHARES         ---------------------------
NAME                          ACQUIRED ON EXERCISE   ACQUIRED ON EXERCISE   EXERCISABLE   UNEXERCISABLE
----                          --------------------   --------------------   -----------   -------------
Gary D. Kerber..............         13,889                $ 76,917           118,117        103,224
Vince Pisano................          6,250                  34,613            81,233         81,776
Ellen L. Bernhardt..........             --                      --            12,000         37,167
Gerald T. Kosentos..........             --                      --            21,666         67,734
Linwood W. Galeucia.........             --                      --                --             --
                                     ------                --------           -------        -------
         Total..............         20,139                $111,530           232,616        289,901
                                     ======                ========           =======        =======

                                 VALUE OF UNEXERCISED
                                 IN-THE-MONEY OPTIONS
                                 AT MARCH 31, 1999(1)
                              ---------------------------
NAME                          EXERCISABLE   UNEXERCISABLE
----                          -----------   -------------
Gary D. Kerber..............   $406,283       $ 44,837
Vince Pisano................    248,396         35,863
Ellen L. Bernhardt..........    105,357        138,986
Gerald T. Kosentos..........     40,350        331,768
Linwood W. Galeucia.........         --             --
                               --------       --------
         Total..............   $800,385       $551,454
                               ========       ========

---------------

(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise or base price of the option at exercise or fiscal year-end, respectively.

1996 PERFORMANCE INCENTIVE PLAN AND 1998 AMENDMENT TO THE 1996 PERFORMANCE INCENTIVE PLAN

     In June 1996, the Board of Directors of the Company (the "Board") authorized, and the stockholders of the Company approved, the 1996 Stock Incentive Plan for executive and other employees of the Company, including a limited number of outside consultants and advisors, effective as of the completion of the IPO (the "Stock Option Plan"). Under the Stock Option Plan, employees, outside consultants and advisors (the "Participants") of the Company (as defined in the Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option Plan), stock appreciation rights or restricted stock. Effective September 22, 1998, the 1998 Amendment to Stock Option Plan was approved by the Company's shareholders. The Amendment increased the number of shares subject to the Stock Option Plan by 500,000 to a maximum of 1,461,666 shares of Common Stock. As of March 31, 1999, options for 604,454 shares of Common Stock were available for grant. The purpose of the Stock Option Plan is to provide employees (including officers and directors who are also employees) and non-employee consultants and advisors of the Company ("employees") with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Company, to join their interests with the interests of the shareholders of the Company, and to facilitate attracting and retaining employees of exceptional ability.

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

     Shares Subject to Plan. The maximum number of shares with respect to which stock options or stock appreciation rights may be granted or which may be awarded as restricted stock under the Stock Option Plan is 1,461,666 shares of Common Stock of which 604,454 were available for grant as of March 31, 1999. Shares covered by expired or terminated stock options or stock appreciation rights or forfeited restricted stock awards will again become available for grant or award under the Stock Option Plan. The number of shares subject to each outstanding stock option, stock appreciation right or restricted stock award, the option price with respect to outstanding stock options, the grant value with respect to outstanding stock appreciation rights and the aggregate number of shares remaining available under the Stock Option Plan will be subject to such adjustment as the Administrator, in its discretion, deems appropriate to reflect such events as stock dividends, stock splits, recapitalizations, mergers, consolidations or reorganizations of, or by, the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The table below sets forth, as of June 25, 1999, certain information regarding beneficial ownership of the shares of Common Stock of the Company by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer included in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                                                                AMOUNT AND
                                                                NATURE OF       PERCENTAGE OF
                                                                BENEFICIAL       OUTSTANDING
            NAME AND ADDRESS OF BENEFICIAL OWNER              OWNERSHIP(1,2)   SHARES OWNED(2)
            ------------------------------------              --------------   ---------------
Sprout Capital V(3).........................................     920,005            11.2%
Sprout Technology Fund(3)...................................      19,889               *
DLJ Venture Capital Fund II, L.P.(3)........................      54,921               *
Wellington Management Co., Ltd.(4)..........................     808,000             9.8%
Matador Capital Management(5)...............................     434,150             5.3%
Gary D. Kerber(6,7).........................................     449,764             5.2%
Vince Pisano(6,8)...........................................     256,507             3.0%
Gerald T. Kosentos(6,9).....................................      33,733               *
Elaine Neely-Eacona(6,10)...................................      17,375               *
Ellen L. Bernhardt(6,11)....................................      30,167               *
Linwood W. Galeucia(6)......................................     101,266             1.3%
Craig A. Wood(6,12).........................................       2,000               *
K. Terry Guthrie(6,13)......................................       8,000               *
A. William Benham(6,14).....................................      12,526               *
Robert J. Cresci(15)........................................      31,000               *
Carl S. Hutman(16)..........................................      31,340               *
Richard E. Kroon(18)........................................      31,000               *
William D. Ford(19).........................................       7,400               *
All executive officers and directors as a group (13
  persons)..................................................     994,118            11.4%

---------------

  *  Less than 1%.
 (1) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after June 25, 1999 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
 (2) The number of shares deemed outstanding includes shares outstanding as of June 25, 1999 (8,224,037) plus any shares subject to options held by the person in question that are exercisable within 60 days after June 25, 1999.
 (3) The address of such person or entity is 277 Park Avenue, 21st Floor, New York, New York 10172.
 (4) The address of such person or entity is 75 State Street, Boston, Massachusetts 02109.
 (5) The address of such person or entity is 200 1st Avenue North, Suite 203, St. Petersburg, Florida 33701.
 (6) The address of such person is c/o Quest Education Corporation, 1400 Hembree Road, Suite 100, Roswell, Georgia 30076.
 (7) Includes 158,672 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.

 (8) Includes 111,676 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table. Also, includes 17,799 shares held by Mr. Pisano for the benefit of his minor children, for which he disclaims any beneficial ownership, and 160 shares hold by a minor child residing with him, for which he disclaims beneficial ownership.
 (9) Includes 33,733 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(10) Includes 14,250 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(11) Includes 30,167 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(12) Includes 2,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(13) Includes 7,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(14) Includes 11,484 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(15) Mr. Cresci, a director of the Company, is a managing partner of Pecks Management Partners, Ltd. Mr. Cresci's address is c/o Pecks Management Partners Ltd., 1 Rockefeller Plaza, New York, New York 10020. Includes 31,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(16) Mr. Hutman's address is c/o Fundamental Management Corp., 4000 Hollywood Blvd., Suite 610-N, Hollywood, FL 33021. Includes 31,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(17) Mr. Kroon is the general partner of the general partner of Sprout Capital V, Sprout Technology Fund, and DLJ Venture Capital Fund II, L.P. Excludes 994,815 shares of Common Stock owned, in the aggregate, by such entities. Mr. Kroon disclaims any beneficial ownership. Includes 31,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(18) Mr. Ford's address is 312 Eighth Street SE, Washington, D.C. 23003. Includes 7,400 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Richard E. Kroon, Robert J. Cresci and William D. Ford. No member of the Compensation Committee was at any time during fiscal 1999, or formerly, an officer or employee of the Company or any subsidiary of the Company.

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

     In connection with the Company's acquisition of its three schools in Virginia, its school in North Hollywood, California, its three schools in El Paso and San Antonio, Texas and its school in Hagerstown, Maryland, the Company pledged the stock of its acquiring subsidiaries to secure related indebtedness. As of March 31, 1999, the principal amount outstanding of such indebtedness was $750,000.

     In connection with the acquisitions of two CHI Institute Schools and four Hesser College Schools, the Company also pledged the stock of the acquiring subsidiaries to secure indebtedness. As of the date of March 31, 1999, the principal amount of such indebtedness was $4,400,000 and $-0- for CHI Institute and Hesser College, respectively.

     On March 31, 1997, the Company acquired the Nebraska Schools by merging a privately held corporation, which previously operated the schools, into a wholly-owned subsidiary of the Company in exchange for 761,263 shares (the "Merger Shares") of the Company's common stock. The Company has filed a registration statement (SEC File No. 333-33025) pursuant to the Securities Act of 1933 (the "Securities Act") with respect to the Merger Shares which was declared effective by the Commission on February 27, 1998, and as of the date of this Form 10-K believes that approximately 14,416 of the Merger Shares, including 4,762 shares held in escrow, remain unsold. Provided this registration statement continues to be effective, such registration statement will enable the holders of the Merger Shares to sell their shares in the public market.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS (indexed as F-1 to F-24)

Report of Independent Auditors
Consolidated Balance Sheets as of March 31, 1999 and 1998
Consolidated Statements of Income for the years ended March
  31, 1999, 1998 and 1997
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

(B) FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule of Quest Education Corporation and subsidiaries is included in Item 14(d):

        Schedule II -- Valuation and qualifying accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (c) Reports on Form 8-K:

     None.

     (d) Exhibits

EXHIBIT        DESCRIPTION
-------        -----------
3.1(a)*   --   Restated Certificate of Incorporation of EMI Acquisition
               Corp. (See Exhibit 3.1(a) to Amendment No. 1 to Registration
               Statement on Form S-1 filed with the Commission on September
               20, 1996.)
3.1(b)*   --   Certificate of Amendment of Certificate of Incorporation of
               EMI Acquisition Corp. (See Exhibit 3.1(b) to Amendment No. 3
               to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(c)*   --   Second Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(c) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(d)*   --   Third Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(d) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(e)*   --   Fourth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(e) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(f)*   --   Fifth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(f) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(g)*   --   Sixth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(g) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)

EXHIBIT        DESCRIPTION
-------        -----------
3.1(h)*   --   Seventh Amendment to Restated Certificate of Incorporation
               of Educational Medical, Inc.(See Exhibit 3.1(h) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(i)*   --   Eighth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(i) to Amendment
               No 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996)
3.1(j)    --   Ninth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 99.1 to Form 8-K
               filed with the Commission on October 5, 1998.)
3.2(a)*   --   Restated By-Laws of the Company effective June 20, 1996
               through May 14, 1999. (See Exhibit 3.2 to Amendment No. 3 to
               Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
3.2(b)*   --   Amended and Restated By-Laws of the Company as of May 14,
               1999 (See Exhibit 3.2 to Form 8-K filed with the Commission on May 21, 1999.)
4.1*      --   Form of Common Stock Certificate. (See Exhibit 4.1 to
               Amendment No. 3 to Registration Statement on S-1 filed with the Commission on October 22, 1996.)
4.2*      --   Certificate of Designation of Series A Junior Participating
               Preferred Stock (See Exhibit 3.1 to Form 8-K filed with the
               Commission on May 21, 1999.)
4.3*      --   Rights Agreement, dated as of May 14, 1999, between the
               Company and First Union National Bank, as Rights Agent, and
               the Exhibits thereto, including the form of Rights
               Certificate attached as Exhibit B there to and the form of
               Summary of Rights attached as Exhibit C thereto. (See
               Exhibit 4.1 to Form 8-K filed with the Commission on May 21,
               1999.)
10.1*     --   Securities Purchase Agreement, dated as of July 23, 1991, by and among the Company and the Pecks Managed Entities. (See
               Exhibit 10.1 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.2*     --   Promissory Note R-002, dated as of July 16, 1991, in the
               principal amount of $2,900,000 issued by the Company in
               favor of NAP & Company. (See Exhibit 10.2 to Amendment No. 3
               Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.3*     --   Promissory Note R-003, dated as of July 23, 1991, in the
               principal amount of $603,000 issued by the Company in favor of Fuelship & Company. (See Exhibit 10.3 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.4*     --   Promissory Note R-004, dated as of July 23, 1991, in the
               principal amount of $497,000 issued by the Company in favor of Fuelship & Company. (See Exhibit 10.4 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.5*     --   Allonge to Promissory Note R-002, dated as of March 31,
               1995. (See Exhibit 10.5 to Registration Statement on Form
               S-1 filed with the Commission on August 8, 1996.)
10.6*     --   Allonge to Promissory Note R-003, dated as of March 31,
               1995. (See Exhibit 10.6 to Registration Statement on Form
               S-1 filed with the Commission on August 8, 1996.)
10.7*     --   Allonge to Promissory Note R-004, dated as of March 31,
               1995. (See Exhibit 10.7 to Registration Statement on Form
               S-1 filed with the Commission on August 8, 1996.)
10.8*     --   Warrant No. R-001 to purchase Common Stock issued to
               Fuelship & Company. (See Exhibit 10.8 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.9*     --   Warrant No. R-002 to purchase Common Stock issued to NAP &
               Company. (See Exhibit 10.8 to Registration Statement on Form
               S-1 field with the Commission on August 8, 1996.)
10.10*    --   Warrant No. E-007 to purchase Common Stock issued to
               Equitable Securities Corporation. (See Exhibit 10.10 to
               Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.11*    --   First Amendment to Securities Purchase Agreement, dated as of March 31, 1995, by and among the Company and the Pecks
               Managed Entities. (See Exhibit 10.11 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)

EXHIBIT        DESCRIPTION
-------        -----------
10.12*    --   Loan Agreement, dated as of March 31, 1995, by and between the Company, each of its subsidiaries, and Sirrom. (See
               Exhibit 10.12 to Amendment No. 3 to Registration Statement
               on Form S-1 filed with the Commission on October 22, 1996.)
10.13*    --   Letter Addendum to Loan Agreement, dated as of March 31,
               1995, between the Company, each of its subsidiaries, and
               Sirrom. (See Exhibit 10.13 to Registration Statement on Form
               S-1 filed with the Commission on August 8, 1996).
10.14*    --   Secured Promissory Note, dated as of March 31, 1995, in the principal amount of $2,200,000, issued by the Company and
               each of its subsidiaries in favor of Sirrom. (See Exhibit
               10.14 to Amendment No. 3 to Registration Statement on Form
               S-1 filed with the Commission on October 22, 1996.)
10.15*    --   Security Agreement, dated as of March 31, 1995, among the
               Company, each of its subsidiaries, and Sirrom. (See Exhibit
               10.15 to Amendment No. 3 to Registration Statement on Form
               S-1 filed with the Commission on October 22, 1996.)
10.16*    --   Stock Purchase Warrant to purchase Common Stock of the
               Company issued to Sirrom, dated as of March 31, 1995. (See
               Exhibit 10.16 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.17*    --   Pledge Agreement, dated as of March 31, 1995, between the
               Company and Sirrom. (See Exhibit 10.17 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.18*    --   Agreement in Respect of Warrant, dated as of March 31, 1995, among NAP & Company, the Company and Sirrom. (See Exhibit
               10.18 to Registration Statement on Form S-1 filed with the
               Commission on August 8, 1996.)
10.19*    --   Agreement in Respect of Warrant, dated as of March 31, 1995, among Fuelship & Company, the Company and Sirrom. (See
               Exhibit 10.19 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.20*    --   Registration Rights Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group, LTOS, and the Pecks
               Managed Entities (See Exhibit 10.20 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.21*    --   First Amendment to Registration Rights Agreement, dated as of March 31, 1995, by and among the Company, the Sprout
               Group, LTOS, the Pecks Managed Entities and Sirrom. (See
               Exhibit 10.21 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.22*    --   Coinvestors Agreement, dated as of July 23, 1991, by and
               among the Company, the Sprout Group, LTOS, the Pecks Managed
               Entities and Investech, L.P. (See Exhibit 10.22 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.23*    --   Letter Agreement, dated as of July 23, 1991, by and among
               the Company, the Sprout Group, LTOS and Investech, L.P. (See
               Exhibit 10.23 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.24*    --   Business Loan Agreement, dated as of July 14, 1993, between
               Bank One, Dayton, N.A. and OIOPT Acquisition Corp. (See
               Exhibit 10.24 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.25*    --   Business Purpose Promissory Note, dated as of July 14, 1993, in the principal amount of $720,000 issued by OIOPT
               Acquisition Corp. in favor of Bank One, Dayton, N.A., and
               guaranteed by the Company. (See Exhibit 10.25 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.26*    --   Mortgage, dated as of July 14, 1993, by OIOPT Acquisition
               Corp., (Mortgagor), to Bank One, Dayton, N.A., (Mortgagee),
               guaranteed by the Company. (See Exhibit 10.26 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.27*    --   Pledge Agreement, dated as of July 14, 1993, among the
               Company, Ohio Institute of Photography and Technology, Inc.
               and OIOPT Acquisition Corp. (See Exhibit 10.27 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)

EXHIBIT        DESCRIPTION
-------        -----------
10.28*    --   Asset Purchase Agreement, dated as of June 23, 1993, among the Company, OIOPT Acquisition Corp., Ohio Institute of
               Photography and Technology, Inc., K. Terry Guthrie, Richard
               L. Cretcher, Stephen T. McLain, Gerald D. Guthrie and James
               R. Madden. (See Exhibit 10.28 to Registration Statement on
               Form S-1 filed with the Commission on August 8, 1996.)
10.29*    --   Amendment to Business Loan Agreement, dated as of August 28,
               1995, by and between OIOPT Acquisition Corp. and Bank One,
               Dayton, N.A., with the Company as guarantor. (See Exhibit
               10.29 to Registration Statement on Form S-1 filed with the
               Commission on August 8, 1996.)
10.30*    --   Promissory Note Modification Agreement, dated as of August
               28, 1995, by and between OIOPT Acquisition Corp. and Bank
               One, Dayton, N.A., with the Company as guarantor. (See
               Exhibit 10.30 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.31*    --   Amendment to Business Loan Agreement, dated as of August 28,
               1995, by and between OIOPT Acquisition Corp. and Bank One,
               Dayton, N.A., and the Company as guarantor. (See Exhibit
               10.39 to Amendment No. 3 to Registration Statement on Form
               S-1 filed with the Commission on October 22, 1996.)
10.32*    --   Employment Agreement, dated as of December 31, 1992, between the Company and Gary D. Kerber. (See Exhibit 10.42 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.33*    --   Letter Agreement, dated November 21, 1988 between the
               Company and Robert L. Heidrich concerning the granting of
               options. (See Exhibit 10.52 to Registration Statement on
               Form S-1 filed with the Commission on August 8, 1996.)
10.34*    --   1996 Stock Incentive Plan of the Company. (See Exhibit 10.53
               to Amendment No. 1 to Registration Statement on Form S-1
               filed with the Commission on September 20, 1996.)
10.35*    --   Non-employee Director Stock Option Plan of the Company. (See
               Exhibit 10.54 to Amendment No. 1 to Registration Statement
               on Form S-1 filed with the Commission on September 20,
               1996.)
10.36*    --   Letter Agreement, dated April 6, 1995 between the Company
               and Equitable Securities Corporation amending the maturity date of Warrant No. E-007. (See Exhibit 10.55 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.37*    --   Asset Purchase Agreement, dated as of September 6, 1996,
               among the Company, SACMD Acquisition Corp., San Antonio
               College of Medical and Dental Assistants, Inc., Career
               Centers of Texas -- El Paso, Inc. and Mr. Comer Alden. (See
               Exhibit 10.56 to Amendment No. 1 to Registration Statement
               on Form S-1 filed with the Commission on September 20,
               1996.)
10.38*    --   Letter of Commitment, dated August 22, 1996, from Bank of
               America to the Company concerning the Proposed Bank Line of
               Credit. (See Exhibit 10.57 to Amendment No. 1 to
               Registration Statement on Form S-1 filed with the Commission on September 20, 1996.)
10.39*    --   Asset Purchase Agreement dated December 12, 1996, as
               amended, between the Company, HBC Acquisition Corp. and O/E
               Learning, Inc. (including all exhibits) (See Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January
               15, 1997.)
10.40*    --   Executed Form of Second Payment Note in the amount of
               $1,350,000 from HBC to O/E (See Exhibit 10.2 to the
               Company's Form 8-K filed with the Commission on January 15,
               1997.)
10.41*    --   Executed Form of Pledge Agreement (See Exhibit 10.3 to the
               Company's Form 8-K filed with the Commission on January 15,
               1997.)
10.42*    --   Executed Form of Assumption Agreement (See Exhibit 10.4 to
               the Company's Form 8-K filed with the Commission on January
               15, 1997.)
10.43*    --   Executed Form of Bill of Sale (See Exhibit 10.5 to the
               Company's Form 8-K filed with the Commission on January 15,
               1997.)

EXHIBIT        DESCRIPTION
-------        -----------
10.44*    --   Agreement and Plan of Reorganization dated as of March 29,
               1997, by and among the Company, Nebraska Acquisition Corp.
               and Educational Management, Inc. with attached Exhibit
               A -- Plan of Merger (See Exhibit 10.1 to the Company's Form
               8-K filed with the Commission on April 15, 1997.)
10.45*    --   Escrow Agreement dated as of March 29, 1997 by and among the
               Company, Acquisition and Richard O. Wikert, the Lila Rhude
               Trust, the Scott L. Rhude Trust, the A. Lauren Rhude Trust,
               Roger B. Bojens and Sacks Tierney, P.A. as Escrow Agent.
               (See Exhibit 10.5 to the Company's Form 8-K filed with the
               Commission on April 15, 1997.)
10.46*    --   Business Loan Agreement dated as of February 25,1997 between
               Bank of America, FSB and the Company (See Exhibit 10.46 to
               the Company's Form 10-K filed with the Commission on June
               30, 1997.)
10.47*    --   Stock Pledge Agreement dated as of February 25, 1997 between
               Bank of America, FSB and the Company See Exhibit 10.47 to
               the Company's Form 10-K filed with the Commission on June
               30, 1997.)
10.48*    --   Security Agreement dated as of February 25, 1997 between
               Bank of America, FSB and the Company(See Exhibit 10.48 to
               the Company's Form 10-K filed with the Commission on June
               30, 1997.)
10.49*    --   First Amendment to Business Loan Agreement dated as of June
               30, 1997 between Bank of America, FSB and the Company (See
               Exhibit 10.49 to Amendment No. 1 to the Company's Form S-1
               filed with the Commission on September 22, 1997.)
10.50*    --   Stock Purchase Agreement dated February 14, 1998 among the
               Company, Computer Hardware Service Company, Inc. and CHI
               Acquisition Corp. (See Exhibit 10.1 to the Company's Form
               8-K filed with the Commission on February 25, 1998.)
10.51*    --   Amendment to Mortgage Loam Promissory Note, dated as of
               September 12, 1994, by and between the Company and Vince and
               Gail Pisano. (See Exhibit 10.51 to Registration Statement on
               Form S-1 filed with the Commission on August 8, 1996.)
10.52*    --   Second Payment Note from the Company and CHI Acquisition
               Corp. to sellers of Computer Hardware Service Company, Inc.
               (See Exhibit 10.2 to the Company's Form 8-K filed with the
               Commission on February 25, 1998.)
10.53*    --   Purchase Money Promissory Note from the Company and CHI
               Acquisition Corp. to sellers of Computer Hardware Service
               Company, Inc. (See Exhibit 10.3 to the Company's Form 8-K
               filed with the Commission on February 25, 1998.)
10.54*    --   Pledge Agreement from the Company to sellers of Computer
               Hardware Service Company, Inc. (See Exhibit 10.4 to the
               Company's Form 8-K filed with the Commission on February 25,
               1998.)
10.55*    --   Security Agreement among the Company, CHI Acquisition Corp.
               and sellers of Computer Hardware Service Company, Inc. (See
               Exhibit 10.5 to the Company's Form 8-K filed with the
               Commission on February 25, 1998.)
10.56*    --   Registration Rights Agreement between the Company and
               sellers of Computer Hardware Service Company, Inc. (See
               Exhibit 10.6 to the Company's Form 8-K filed with the
               Commission on February 25, 1998.)
10.57*    --   Stock Power from the sellers of Computer Hardware Service
               Company, Inc. to the Company (See Exhibit 10.7 to the
               Company's Form 8-K filed with the Commission on February 25,
               1998.)
10.58*    --   Sellers' Subordination Agreement from the sellers of
               Computer Hardware Service Company, Inc. to the Company and
               the Company's lender. (See Exhibit 10.8 to the Company's
               Form 8-K filed with the Commission on February 25, 1998.)
10.59*    --   Stock Purchase Agreement dated March 13, 1998 in connection with the Hesser Acquisition. (See Exhibit 10.1 to the
               Company's Form 8-K filed with the Commission on March 30,
               1998.)

EXHIBIT        DESCRIPTION
-------        -----------
10.60*    --   Legal Description of the Hesser Acquisition property. (See
               Exhibit 10.2 to the Company's Form 8-K filed with the
               Commission on March 30, 1998.)
10.61*    --   Second Payment Note from the Company to the sellers of
               Hesser, Inc. (See Exhibit 10.3 to the Company's Form 8-K
               filed with the Commission on March 30, 1998.)
10.62*    --   List of Shareholders of Hesser, Inc. (See Exhibit 10.4 to
               the Company's Form 8-K filed with the Commission on March
               30, 1998.)
10.63*    --   Form of Registration Rights Agreement between the Company
               and the sellers of Hesser, Inc. (See Exhibit 10.5 to the
               Company's Form 8-K filed with the Commission on March 30,
               1998.)
10.64*    --   Form of Employment Agreement between the Company and the
               sellers of Hesser, Inc. (See Exhibit 10.6 to the Company's
               Form 8-K filed with the Commission on March 30, 1998.)
10.65*    --   Form of Non-Competition Agreement between the Company and
               the sellers of Hesser, Inc. (See Exhibit 10.7 to the
               Company's Form 8-K filed with the Commission on March 30,
               1998.)
10.66*    --   Stock Power from the sellers of Hesser, Inc. to the Company.
               (See Exhibit 10.8 to the Company's Form 8-K filed with the
               Commission on March 30, 1998.)
10.67*    --   Amendment to Bank Agreement dated as of March 31, 1998
               between Bank of America, FSB and the Company. (See Exhibit
               10.9 to the Company's Form 8-K filed with the Commission on
               March 30, 1998.)
10.68*    --   Form of Indemnification Agreement between the Company and
               its Directors. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.69*    --   Amended and Restated Escrow Agreement between the Company
               and the Sellers of Hesser, Inc. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.70*    --   Letter Modification of Non-Competition Agreement between the
               Company and Madeline Galeucia. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.71*    --   Letter Agreement and attached Non-Negotiable Promissory Note in the amount of $250,000 between the Company and the
               Sellers of Hesser, Inc. (Filed with Amendment No. 1 to Form
               S-1 filed with the Commission on June 9, 1998.)
10.72*    --   Non-Negotiable Promissory Notes in the aggregate amount of
               $1,500,000 between the Company and the Sellers of Hesser,
               Inc. (Filed with Amendment No. 1 to Form S-1 filed with the
               Commission on June 9, 1998.)
10.73*    --   Amendment to 1996 Stock Incentive Plan (See Exhibit 10.1 to
               Form 8-K filed with the Commission on October 5, 1998.)
10.74*    --   1998 Employee Stock Purchase Plan (See Exhibit 10.2 to Form
               8-K filed with the Commission on October 5, 1998.)
10.75*    --   Asset Purchase Agreement dated November 30, 1998, among the
               Company, Iowa College Acquisition Corp., Iowa College, Inc.,
               f/k/a Quad City Business School, Inc., Huston Education
               Corp. of Iowa, an Iowa corporation wholly owned by Iowa
               College, Inc., Hamilton College, Inc., and Mr. John C.
               Huston, the sole shareholder of Iowa College and Hamilton.
               (See Exhibit. 10.1 to Form 8-K filed with the Commission on
               November 13, 1998.)
10.76**   --   Revolving Credit Agreement among the Company, its
               subsidiaries and Nationsbank, N.A dated as of November 30,
               199..
23.1**    --   Consent of Ernst & Young LLP
23.2**    --   Consent of Winther, Stave LLP
27.1**    --   Financial Data Schedule (for SEC use only)
99.1*     --   Report of Winther, Stave & Co., LLP (See Ex. 99.1 to the
               Company's Form 10-K filed with the Commission on June
               30,1997.)
99.2*     --   Report of Winther, Stave & Co., LLP (See Ex 99.2 to the
               Company's Form 10-K filed with the Commission on June 30,
               1997.)

EXHIBIT        DESCRIPTION
-------        -----------
99.3*     --   Report of Winther, Stave & Co., LLP (See Ex. 99.3 to the
               Company's Form 10-K filed with the Commission on June 30,
               1997.)

---------------

 * The exhibits thus designated are incorporated herein by reference as exhibits hereto. Following the description of such exhibits is a reference to the copy of the exhibit heretofore filed with the Commission, to which there have been no amendments or changes.
** To be filed with this Annual Report.

                                  ITEM 14 (D)
                                  SCHEDULE II

                          QUEST EDUCATION CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                    ADDITIONS
                                       BALANCE AT   CHARGED TO   CHARGED TO
                                       BEGINNING    COSTS AND       OTHER         NET       BALANCE AT
                                        OF YEAR      EXPENSES    ACCOUNTS(1)   DEDUCTIONS   END OF YEAR
                                       ----------   ----------   -----------   ----------   -----------
Allowance for doubtful accounts:
Year ended March 31, 1999............  $2,294,225   $2,469,746   $  409,032    $1,129,538   $4,043,465(2)
Year ended March 31, 1998............     922,704    1,151,669    1,323,372     1,103,520    2,294,225(2)
Year ended March 31, 1997............     974,357    1,239,151      240,475     1,521,279      922,704

---------------

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

                                          QUEST EDUCATION CORPORATION
                                          (Registrant)

                                          By: /s/ Gary D. Kerber

                                            ------------------------------------
                                                       Gary D. Kerber
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

Date: June 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----
                  /s/ Gary D. Kerber                     President, Chief Executive        June 29, 1999
-----------------------------------------------------      Officer and Chairman of the
                   Gary D. Kerber                          Board (Principal Executive
                                                           Officer)

                  /s/ Vince Pisano                       Vice President and Chief          June 29, 1999
-----------------------------------------------------      Financial Officer
                    Vince Pisano

                  /s/ Robert J. Cresci                   Director                          June 29, 1999
-----------------------------------------------------
                  Robert J. Cresci

                  /s/ Carl S. Hutman                     Director                          June 29, 1999
-----------------------------------------------------
                   Carl S. Hutman

                 /s/ William D. Ford                     Director                          June 29, 1999
-----------------------------------------------------
                   William D. Ford

                 /s/ Richard E. Kroon                    Director                          June 29, 1999
-----------------------------------------------------
                  Richard E. Kroon

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
QUEST EDUCATION CORPORATION AND SUBSIDIARIES
Report of Independent Auditors..............................   F-
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 1999 and 1998...   F-
Consolidated Statements of Income for the years ended March
  31, 1999, 1998 and 1997...................................   F-
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1999, 1998 and 1997.................   F-
Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997.............................   F-
Notes to Consolidated Financial Statements..................   F-

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Quest Education Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Quest Education Corporation and subsidiaries (formerly Educational Medical, Inc.) as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nebraska Acquisition Corporation, a wholly-owned subsidiary, or its predecessors (Educational Management, Inc. and Wikert and Rhude, a general partnership) acquired by Quest Education Corporation on March 31, 1997 in a business combination accounted for as a pooling of interests as described in
Note 4 to the consolidated financial statements, which statements reflect total net revenues of approximately $6,012,000 for the year ended March 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Nebraska Acquisition Corporation, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Education Corporation and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

Atlanta, Georgia
May 10, 1999

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $12,936,466   $21,445,782
  Restricted cash...........................................           --       384,295
  Trade accounts receivable, less allowance for doubtful
    accounts of $2,412,029 and $1,968,218, respectively.....    9,451,674     6,490,004
  Notes receivable, less allowance for doubtful accounts of
    $1,296,600 and $155,700, respectively...................    1,296,600       622,800
  Prepaid expenses and other current assets.................    2,724,014     2,821,970
  Deferred income tax assets................................    1,060,862       702,814
                                                              -----------   -----------
         Total current assets...............................   27,469,616    32,467,665
Notes receivable, less allowance for doubtful accounts of
  $334,836 and $170,307, respectively.......................      334,836       737,132
Property and equipment, net.................................   15,830,496    13,644,236
Deferred debt issuance costs, net of accumulated
  amortization of $219,803 and $112,143, respectively.......      204,051       275,538
Covenants not to compete, net of accumulated amortization of
  $1,642,291 and $1,481,359, respectively...................    1,034,101       945,033
Goodwill and other intangible assets, net of accumulated
  amortization of $9,358,231 and $7,949,081, respectively...   35,065,331    31,273,709
Deferred income tax assets..................................    1,091,951     1,777,824
Other assets................................................      510,202       176,855
                                                              -----------   -----------
         Total assets.......................................  $81,540,584   $81,297,992
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    63,473   $   682,310
  Other amounts due to sellers..............................           --     3,517,602
  Accrued compensation......................................    2,996,082     1,241,079
  Other accrued expenses....................................    1,871,749     2,139,830
  Deferred tuition income...................................    8,498,186     5,095,954
  Current portion of notes payable and long-term debt.......    2,524,252    14,837,203
  Income taxes payable......................................    1,522,194            --
                                                              -----------   -----------
         Total current liabilities..........................   17,475,936    27,513,978
Notes payable and long-term debt, less current portion......   19,264,558    17,109,568
Other liabilities...........................................      635,936     1,002,465
                                                              -----------   -----------
         Total liabilities..................................   37,376,430    45,626,011
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued
    and outstanding.........................................           --            --
  Common stock, $.01 par value -- authorized 15,000,000
    shares; 8,220,287 and 7,729,259 shares issued and
    outstanding at March 31, 1999 and 1998, respectively....       82,203        77,295
  Additional paid-in capital on common stock................   36,239,242    33,739,114
  Retained earnings.........................................    7,842,709     1,855,572
                                                              -----------   -----------
         Total stockholders' equity.........................   44,164,154    35,671,981
                                                              -----------   -----------
         Total liabilities and stockholders' equity.........  $81,540,584   $81,297,992
                                                              ===========   ===========

                            See accompanying notes.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED MARCH 31,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Net revenues............................................  $92,870,264   $59,675,509   $49,449,680
School operating costs:
  Cost of education and facilities......................   41,676,975    27,086,555    23,150,599
  Selling and promotional...............................   12,650,746     8,643,485     7,530,741
  Provision for losses on accounts and notes
     receivable.........................................    2,469,746     1,151,669     1,239,151
  General and administrative expenses...................   23,194,656    15,424,764    12,802,441
Amortization of goodwill and intangibles................    1,521,480     1,284,552       886,268
Other expenses:
  Loss on closure or relocation of schools..............           --            --       143,585
  Merger expenses.......................................           --            --       391,453
                                                          -----------   -----------   -----------
Income from operations..................................   11,356,661     6,084,484     3,305,442
Interest expense (income), net (net of interest income
  of $572,725 in 1999, net of interest expense of
  $282,870 in 1998 and net of interest income of
  $476,194 in 1997).....................................    1,204,002      (252,750)      284,162
                                                          -----------   -----------   -----------
Income before income taxes and extraordinary item.......   10,152,659     6,337,234     3,021,280
Provision (benefit) for income taxes....................    4,165,522     2,484,773      (845,363)
                                                          -----------   -----------   -----------
Net income before extraordinary item....................    5,987,137     3,852,461     3,866,643
Extraordinary item -- loss on early extinguishment of
  debt, net of income taxes.............................           --            --       308,683
                                                          -----------   -----------   -----------
Net income..............................................  $ 5,987,137   $ 3,852,461   $ 3,866,643
                                                          ===========   ===========   ===========
Pro forma income tax data:
  Income before income taxes and extraordinary item.....                              $ 3,021,280
  Provision for income taxes............................                                  408,951
                                                                                      -----------
  Income before extraordinary item......................                                2,612,329
  Extraordinary item, net of income taxes...............                                  308,683
                                                                                      -----------
  Pro forma net income..................................                              $ 2,303,646
                                                                                      ===========
Earnings (loss) per share:
Basic:
  Income before extraordinary item......................  $      0.74   $      0.52   $      0.58
  Extraordinary item....................................           --            --         (0.07)
                                                          -----------   -----------   -----------
  Net income............................................  $      0.74   $      0.52   $      0.51
                                                          ===========   ===========   ===========
  Weighted average common shares outstanding............    8,043,303     7,382,307     4,484,492
                                                          ===========   ===========   ===========
Diluted:
  Income before extraordinary item......................  $      0.73   $      0.51   $      0.41
  Extraordinary item....................................           --            --         (0.05)
                                                          -----------   -----------   -----------
  Net income............................................  $      0.73   $      0.51   $      0.36
                                                          ===========   ===========   ===========
  Weighted average common shares outstanding............    8,226,966     7,612,155     6,447,265
                                                          ===========   ===========   ===========

                            See accompanying notes.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    ADDITIONAL               ADDITIONAL
                                                                     PAID-IN                   PAID-IN
                                                                     CAPITAL                   CAPITAL       COMMON
                                                    CONVERTIBLE   ON CONVERTIBLE                 ON           STOCK
                                                     PREFERRED      PREFERRED      COMMON      COMMON       PURCHASE
                                                       STOCK          STOCK         STOCK       STOCK       WARRANTS
                                                    -----------   --------------   -------   -----------   -----------
Balance at March 31, 1996.........................   $ 10,230      $ 6,732,160     $24,381   $    42,424   $ 2,838,148
Accretion of value of common stock purchase
  warrants........................................         --               --         --             --       281,398
Issuance of common stock in connection with
  initial public offering.........................         --               --     22,000     19,238,000            --
Conversion of note receivable to treasury stock...         --               --         --             --            --
Exercise of common stock purchase warrants........         --               --      1,417        367,583      (368,150)
Cashless exercise of common stock purchase
  warrants........................................         --               --      9,333      2,742,063    (2,751,396)
Conversion of convertible preferred stock to
  common stock....................................    (10,230)      (6,732,160)    17,050      6,725,340            --
Distributions to former Nebraska Shareholders.....         --               --         --             --            --
Reclassification of undistributed Nebraska S
  Corporation earnings to additional paid-in
  capital.........................................         --               --         --        693,366            --
Recognition of deferred income tax assets related
  to termination of Nebraska Subchapter S
  Corporation status upon consummation of pooling
  of interests....................................         --               --         --        414,000            --
Net income........................................         --               --         --             --            --
                                                     --------      -----------     -------   -----------   -----------
Balance at March 31, 1997.........................         --               --     74,181     30,222,776            --
Issuance of common stock in connection with
  acquisitions....................................         --               --      3,544      3,496,456            --
Exercise of common stock options..................         --               --        351        119,101            --
Treasury shares retired...........................         --               --       (349)       (99,651)           --
Shares returned from escrow and retired...........         --               --       (432)           432            --
Net income........................................         --               --         --             --            --
                                                     --------      -----------     -------   -----------   -----------
Balance at March 31, 1998.........................         --               --     77,295     33,739,114            --
Exercise of common stock options..................         --               --        648        175,847            --
Issuance of common stock in connection with
  secondary offering..............................         --               --      4,260      2,324,281            --
Net income........................................         --               --         --             --            --
                                                     --------      -----------     -------   -----------   -----------
Balance at March 31, 1999.........................   $     --      $        --     $82,203   $36,239,242   $        --
                                                     ========      ===========     =======   ===========   ===========


                                                      RETAINED
                                                      EARNINGS
                                                    (ACCUMULATED   TREASURY
                                                      DEFICIT)       STOCK        TOTAL
                                                    ------------   ---------   -----------
Balance at March 31, 1996.........................  $(3,343,115)   $ (35,000)  $ 6,269,228
Accretion of value of common stock purchase
  warrants........................................     (281,398)          --            --
Issuance of common stock in connection with
  initial public offering.........................           --           --    19,260,000
Conversion of note receivable to treasury stock...           --      (65,000)      (65,000)
Exercise of common stock purchase warrants........           --           --           850
Cashless exercise of common stock purchase
  warrants........................................           --           --            --
Conversion of convertible preferred stock to
  common stock....................................           --           --            --
Distributions to former Nebraska Shareholders.....   (1,236,970)          --    (1,236,970)
Reclassification of undistributed Nebraska S
  Corporation earnings to additional paid-in
  capital.........................................     (693,366)          --            --
Recognition of deferred income tax assets related
  to termination of Nebraska Subchapter S
  Corporation status upon consummation of pooling
  of interests....................................           --           --       414,000
Net income........................................    3,557,960           --     3,557,960
                                                    -----------    ---------   -----------
Balance at March 31, 1997.........................   (1,996,889)    (100,000)   28,200,068
Issuance of common stock in connection with
  acquisitions....................................           --           --     3,500,000
Exercise of common stock options..................           --           --       119,452
Treasury shares retired...........................           --      100,000            --
Shares returned from escrow and retired...........           --           --            --
Net income........................................    3,852,461           --     3,852,461
                                                    -----------    ---------   -----------
Balance at March 31, 1998.........................    1,855,572           --    35,671,981
Exercise of common stock options..................           --           --       176,495
Issuance of common stock in connection with
  secondary offering..............................           --           --     2,328,541
Net income........................................    5,987,137           --     5,987,137
                                                    -----------    ---------   -----------
Balance at March 31, 1999.........................  $ 7,842,709    $      --   $44,164,154
                                                    ===========    =========   ===========

                            See accompanying notes.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED MARCH 31,
                                                         ----------------------------------------
                                                             1999          1998          1997
                                                         ------------   -----------   -----------
OPERATING ACTIVITIES:
Net income.............................................  $  5,987,137   $ 3,852,461   $ 3,557,960
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation.........................................     2,288,567     1,617,897     1,330,180
  Amortization of other assets.........................     1,656,570     1,284,552       958,599
  Extraordinary item -- loss on early extinguishment of
     debt, net of income taxes.........................            --            --       308,683
  Loss on closure or relocation of schools.............            --            --        25,000
  Provision for losses on accounts and notes
     receivable........................................     2,469,746     1,151,669     1,239,151
  Deferred income taxes................................       327,825       430,460    (1,563,995)
  Changes in operating assets and liabilities, net of
     assets acquired and liabilities assumed:
     Restricted cash...................................       384,295            --       610,000
     Trade accounts receivable.........................    (6,886,819)       22,255    (1,885,940)
     Income taxes receivable...........................            --       155,542      (155,542)
     Notes receivable..................................      (552,409)   (1,478,790)           --
     Prepaid expenses..................................       220,331      (756,631)      (68,651)
     Other assets......................................      (247,494)      155,269        62,297
     Accounts payable and accrued expenses.............        78,634    (3,133,196)      708,334
     Deferred tuition income...........................     1,871,546    (1,438,135)   (1,826,398)
     Income taxes payable..............................     1,522,194            --            --
     Other liabilities.................................      (366,529)      495,932      (563,021)
                                                         ------------   -----------   -----------
Net cash provided by operating activities..............     8,753,594     2,359,285     2,736,657
INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired..........       (39,394)    2,192,983    (1,400,000)
Purchases of property and equipment....................    (3,270,480)   (2,199,621)   (2,079,501)
                                                         ------------   -----------   -----------
Net cash used in investing activities..................    (3,309,874)       (6,638)   (3,479,501)
FINANCING ACTIVITIES:
Issuance of common stock...............................     2,328,541            --    19,260,000
Proceeds from notes payable and long-term debt.........     4,000,000     9,000,000       532,295
Principal payments on acquisition notes payable........   (16,904,297)   (3,984,017)   (1,890,493)
Payments on other amounts due to sellers...............    (3,517,602)           --            --
Proceeds from exercise of common stock purchase
  warrants.............................................            --            --           850
Proceeds from exercise of common stock options.........       176,495       119,452            --
Principal payments on senior subordinated debt.........            --            --    (5,000,000)
Increase in deferred financing costs...................       (36,173)      (90,189)     (297,492)
Distributions to former Nebraska Shareholders..........            --            --    (1,023,472)
                                                         ------------   -----------   -----------
Net cash (used in) provided by financing activities....   (13,953,036)    5,045,246    11,581,688
                                                         ------------   -----------   -----------
(Decrease) increase in cash and cash equivalents.......    (8,509,316)    7,397,893    10,838,844
Cash and cash equivalents at beginning of year.........    21,445,782    14,047,889     3,209,045
                                                         ------------   -----------   -----------
Cash and cash equivalents at end of year...............  $ 12,936,466   $21,445,782   $14,047,889
                                                         ============   ===========   ===========

                            See accompanying notes.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1. ORGANIZATION AND NATURE OF BUSINESS

     Quest Education Corporation (formerly Educational Medical, Inc.) (the "Company") operates diversified career-oriented postsecondary education schools. The Company offers degree and, in certain locations, diploma programs through its 30 schools located in 11 states. The Company's diploma programs, baccalaureate and associate degree programs offer students the knowledge and skills necessary for employment in a range of fields, including healthcare, business, information technology and fashion and design.

     Approximately 26%, 19% and 17% of the Company's fiscal 1999 net revenues were derived from its schools in California, New Hampshire and Pennsylvania, respectively. No other schools in a single state represented over 10% of net revenues for the year ended March 31, 1999. Approximately 73% of the Company's fiscal 1999 cash receipts were derived from Title IV programs as provided for by the Higher Education Act of 1965, as amended. Cash receipts accounted for all of the Company's net revenues in fiscal 1999.

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

RECLASSIFICATIONS

     Certain reclassifications have been made to certain prior year amounts to conform with the fiscal 1999 presentation.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     Cash equivalents include overnight investments in a bank. These investments are recorded at cost, which approximates market. The Company considers investments with maturities of three months or less at the date of purchase to be cash equivalents for purposes of the statements of cash flows.

     At March 31, 1999 and 1998, the Company held $12,596,312 and $16,207,676, respectively, in cash balances at certain financial institutions which amounts were in excess of the $100,000 federally insured amounts. The Company monitors the financial condition of these institutions since it is exposed to credit risk for such excess amounts, however, at this time the Company does not believe any of these institutions present such risk.

     Restricted cash consists of amounts received from the New Hampshire Higher Education Assistance Foundation ("NHHEAF") for student loans which will be credited to individual student's account receivable balances once the student enrolls at Hesser College ("the College"). Loan disbursements received for students who do not ultimately enroll at the College are required to be returned to the NHHEAF. The corresponding liability for these undisbursed loan proceeds has been recorded as deferred tuition income in the accompanying consolidated balance sheet.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

NOTES RECEIVABLE

     Notes receivable consist primarily of promissory notes issued to students as a result of loss of federal loan eligibility due to the change of ownership regulations and have varying interest rates. Such notes are payable in minimum monthly payments beginning six months after the student's graduation and are generally due in a maximum of ten years from the date of issuance.

LONG-LIVED ASSETS

     The Company continually monitors events and changes in circumstances that would indicate the carrying amounts of property, equipment and intangible assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of the respective asset by determining whether the carrying value of such asset will be recovered through undiscounted expected future cash flows. Should the Company determine that the carrying values of the respective assets are not recoverable, the Company would record a charge to reduce the carrying values of such assets to their fair values.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation, including that related to assets under capital leases, is computed using the straight-line method over the estimated useful lives of the related assets or the remaining lease terms for leasehold improvements, if shorter.

COVENANTS NOT TO COMPETE

     Non-compete agreements obtained from the sellers of certain acquired schools are being amortized on the straight-line basis over the lives of the agreements, generally from two to 15 years.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill is amortized over periods ranging from 15 to 40 years. Other intangible assets, which are similar in character to goodwill (acquired student contracts, program curriculum, favorable leases assumed, accreditation and acquired tradenames) are being amortized using the straight-line method over periods ranging generally from two to ten years.

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

     The Company is generally required to refund a portion of a student's unearned tuition upon withdrawal from a Company school. The amount of tuition, if any, that may be retained by the Company after payment of any potential refund is immediately recognized in the Company's consolidated statement of income.

     Deferred tuition income represents the portion of student tuitions received in advance of completion of the course of study.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PRO FORMA INCOME TAX DATA

     Prior to March 31, 1997, the Nebraska Acquisition (see Note 4) consisted of a Subchapter S Corporation and a partnership and, accordingly, was not subject to federal or state income taxes. For informational purposes, the 1997 consolidated statement of income includes a pro forma presentation that includes a provision for income taxes as if the Nebraska Acquisition had been a taxable corporation for that period and had filed a consolidated income tax return with the Company. Such pro forma amounts were based on the income tax laws and rates in effect during that period and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

STATEMENTS OF CASH FLOWS

     The following non-cash transactions have been excluded from the consolidated statements of cash flows:

                                                            YEAR ENDED MARCH 31,
                                                    -------------------------------------
                                                       1999         1998          1997
                                                    ----------   -----------   ----------
Capital leases....................................  $   62,000   $   392,000   $  121,000
Issuance of notes payable and other amounts due to
  sellers in connection with acquisitions and
  related non-compete agreements..................   2,684,208    23,517,602    4,100,000
Distribution of note receivable to former Nebraska
  shareholders....................................          --            --      213,498
Conversion of note receivable to treasury stock...          --            --       65,000
Issuance of Common Stock in connection with
  acquisitions....................................          --     3,500,000           --

ADVERTISING

     Advertising costs are expensed as incurred. The Company incurred approximately $6,822,000, $4,503,000 and $4,427,000 in advertising costs for the years ended March 31, 1999, 1998 and 1997, respectively.

STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method of accounting for its stock-based compensation awards. As such, compensation expense is measured and recorded if the exercise price of the stock options (or other awards) is below the fair value of the Company's common stock on the date of grant. The Company discloses the pro forma effect of all stock-based compensation using the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). See Note 9.

EARNINGS PER SHARE

     The Company computes earnings per share in accordance with SFAS No. 128, "Earnings per Share."

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

3. REGULATORY MATTERS

     The Company derives a substantial portion of its net revenues from financial aid received by its students under Title IV programs ("Title IV Programs") administered by the United States Department of Education ("Department") pursuant to the federal Higher Education Act of 1965, ("HEA"), as amended. In order to continue to participate in Title IV Programs, the Company and its schools must comply with complex standards set forth in the HEA and the regulations promulgated thereunder (the "Regulations"). Among other things, these Regulations require the Company's schools to exercise due diligence in approving and disbursing funds and servicing loans, limit the proportion of cash receipts of the Company's schools derived from Title IV Programs to no more than 90% (85% in the prior year) of the total net revenue derived from the school's students in its Title IV eligible educational programs, and to exercise financial responsibility related to maintaining certain financial covenants. All of the Company's schools participate in Title IV Programs and are in compliance with the 90% regulation.

     The failure of any of the Company's schools to comply with the requirements of the HEA or the Regulations could result in the restriction or loss by the Company or such school of its ability to participate in Title IV Programs. If the Department determines that any of the Company's schools is not financially responsible, the Department may require that the Company or such school post an irrevocable letter of credit in an amount equal to not less than one-half of Title IV Program funds received by the relevant school during the last complete award year or, at the Department's discretion, require some other less onerous demonstration of financial responsibility. One-half of Title IV funds received by the Company's individual schools in the Company's most recent fiscal year ranged from $.3 million to $4.9 million and one-half of the aggregate Title IV funds received by all of the Company's schools in the most recent fiscal year equaled $34.3 million. At March 31, 1999, the Company in connection with the acquisition of three Iowa colleges posted an irrevocable letter of credit for three of its schools totaling $2,381,000 which is payable to the Department of Education and expires in October 1999.

     In November 1997, the Department of Education published new regulations regarding financial responsibility which become effective on July 1, 1998. The new regulations apply to the Company's fiscal years commencing April 1, 1999, and thereafter, however, the regulations provide a transition year alternative which permits the Company to have its institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the former regulations, whichever are more favorable. The new standards replace the acid test ratio, the tangible net worth standard and the net operating results test with three different ratios: an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures the institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three (3) years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on the Company's interpretation of the application of these new standards to the Company's financial statements for the year ended March 31, 1999, the Company's calculations result in a composite score of 1.7 on a consolidated basis, with each individual institution included in the consolidating financial statements having a composite score greater than 1.5, except with respect to the Company's school located in Roanoke, Virginia which had a composite score of 1.4.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

     Many of the financial responsibility standards are new, difficult to interpret, and subject to the interpretation of the Department for implementation. Further, the process for resolving lack of compliance with such Regulations is also subject to interpretation and, in some cases, negotiations with the Department.

4. ACQUISITIONS

     During the fiscal years ended March 31, 1999 and 1998, the Company completed one and two acquisitions, respectively, adding a total of eleven schools.

     Each of these acquisitions were accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statements of income as of the acquisition date. The assets and liabilities of the companies acquired in fiscal 1999 are included in the Company's consolidated balance sheet based on a preliminary allocation of their estimated fair values on the date of acquisition. The excess of cost over acquired net assets of the businesses acquired has been recorded as an intangible asset and is being amortized on a straight line basis.

     The following summarizes key information relevant to the fiscal 1999 and 1998 acquisitions and the fiscal 1997 pooling of interests:

IOWA ACQUISITION

     On November 30, 1998, the Company acquired all of the outstanding stock of Iowa College, Inc., Huston Education Corp. of Iowa, and Hamilton College, Inc. (Iowa Acquisition). The purchase price of the Iowa Acquisition was $4,500,000, consisting of $1,000,000 in cash, a $1,500,000 short-term promissory note and a $2,000,000 long-term promissory note. The results of the Iowa Acquisition's operations are included in the Company's consolidated statement of income effective November 30, 1998.

     In addition, the former sellers of the Iowa Acquisition owed the Company $815,792 at March 31, 1999 based on the ratio of certain assets to certain liabilities at the time of acquisition. As the right of offset was allowed per the Acquisition Agreement, this amount was netted against the $1,500,000 short-term promissory note in the financial statements.

     The Iowa Acquisition consists of five schools located in Cedar Falls, Cedar Rapids, Davenport, Des Moines, and Mason City, Iowa. These colleges offer degree and diploma programs in information technology and business.

HESSER ACQUISITION

     On March 13, 1998, the Company acquired all of the outstanding stock of Hesser, Inc. and certain real estate assets from an affiliate of Hesser, Inc. (collectively, the "Hesser Acquisition"). The purchase price of the Hesser Acquisition was $17,683,372 consisting of $2,000,000 in cash, promissory notes and other payables aggregating $13,683,372 and 202,532 shares of the Company's Common Stock. The results of the Hesser Acquisition's operations are included in the Company's consolidated statement of income effective March 1, 1998.

     The four schools acquired in the Hesser Acquisition are located in Manchester, Nashua, Portsmouth and Salem, New Hampshire and primarily offer bachelor degree and associate degree programs in business, healthcare, information technology, criminal justice, electronic engineering, early childhood education, and other careers.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

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

POOLING OF INTERESTS

     On March 31, 1997, the Company acquired all of the outstanding stock of Educational Management, Inc. ("Nebraska Acquisition"). The Nebraska Acquisition consisted of two schools located in Lincoln and Omaha, Nebraska, which offer business degree and diploma programs. In connection with the acquisition, the Company issued 761,263 shares of its common stock, agreed to pay $300,000 in non-compete agreements and paid approximately $1,100,000 in cash which was used to pay off mortgage notes on certain real estate owned by the Nebraska Acquisition.

     This transaction was accounted for as a pooling of interests; therefore, all financial statements presented prior to the acquisition were restated to reflect the acquisition. The Nebraska Acquisition prepared its financial statements using a December 31 calendar year-end prior to the acquisition. Prior to the acquisition, the Nebraska Acquisition and its predecessor filed its income tax returns under the provisions of Subchapter S of the Internal Revenue Code and as a partnership and hence recorded no provision for income taxes. Certain adjustments were made to the Company's financial statements to record deferred income taxes at the date of acquisition.

     Net revenues and net income included in the Company's consolidated statement of income for the year ended March 31, 1997 are as follows:

Net revenues:
  Quest Education Corporation...............................  $43,437,416
  Nebraska Acquisition......................................    6,012,264
                                                              -----------
                                                              $49,449,680
                                                              ===========
Net income:
  Quest Education Corporation...............................  $ 2,321,432
  Nebraska Acquisition......................................    1,236,528
                                                              -----------
                                                              $ 3,557,960
                                                              ===========

     In connection with this acquisition, 95,074 shares of the 761,263 shares issued (all of which have been included as outstanding, except for shares returned from escrow, for purposes of computing earnings per share) were placed into escrow pending the resolution of certain financial aid compliance matters with the Department of Education. In fiscal 1998, the Company settled a portion of these contingencies and as a result received 43,215 shares from the sellers' escrow and 32,809 shares were released from escrow. In fiscal 1999, an additional 14,288 shares were released from escrow. The other 4,762 shares continue to be held in escrow for specified periods.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

SUMMARY PRO FORMA INFORMATION (UNAUDITED)

     Summary unaudited pro forma results of operations for the years ended March 31, 1999 and 1998 for the three acquisitions accounted for as purchases, as if the acquisitions had occurred at April 1, 1998 and April 1, 1997, respectively, and as if the entities involved in the Hesser Acquisition filed Federal income tax returns as C Corporations rather than as Subchapter S Corporations and a partnership, are as follows:

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Net revenues................................................  $99,800,000   $88,948,000
Net income..................................................    5,903,000     3,401,000
Earnings per share:
  Basic:
     Net income per share...................................  $      0.73   $      0.44
     Weighted average common and common equivalent shares
      outstanding...........................................    8,043,303     7,709,134
  Diluted:
     Net income per share...................................  $      0.72   $      0.43
     Weighted average common and common equivalent shares
      outstanding...........................................    8,226,966     7,939,050

     These unaudited pro forma results of operations in fiscal 1999 and fiscal 1998 do not purport to represent what the Company's actual results of operations would have been if the acquisitions had occurred on April 1, 1998 and April 1, 1997, respectively, and should not serve as a forecast of the Company's operating results for any future periods. The pro forma adjustments are based solely on the available information and certain assumptions that management believes are reasonable. Management believes the full impact of potential cost savings has not been reflected in the pro forma results presented above, although there can be no assurances such cost savings will be achieved. Subsequent adjustments may be necessary upon final determination of the allocation of the purchase prices.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                      MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Land and land improvements..................................  $   791,568   $   927,598
Buildings and building improvements.........................    7,123,778     6,538,230
Equipment, furniture and fixtures...........................   13,059,040    10,018,311
Leasehold improvements......................................    4,074,950     3,133,234
                                                              -----------   -----------
                                                               25,049,336    20,617,373
Less accumulated depreciation and amortization..............   (9,218,840)   (6,973,137)
                                                              -----------   -----------
                                                              $15,830,496   $13,644,236
                                                              ===========   ===========

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

6. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                                                     MARCH 31,
                                                             --------------------------
                                                                1999           1998
                                                             -----------   ------------
Bank lines of credit and term loan, $40,000,000 principal,
  monthly interest payments, matures November 30, 2001. As
  of March 31, 1999, $24,619,000 was available under the
  lines of credit(a).......................................  $13,000,000   $  9,000,000
9% mortgage payable to a bank, due in monthly installments
  of principal and interest, secured by land and building
  of one school............................................      560,365        595,076
Promissory notes payable to sellers of various schools
  acquired, non-interest bearing or with interest rates
  ranging from 7.5% to 11% per annum, principal and
  interest, payable periodically through February 2003.....    7,834,208     21,180,000
9% note payable to a bank, due in monthly installments of
  $15,000 plus interest, paid in full in May 1998..........           --        410,000
Various unsecured, non-interest bearing notes payable for
  noncompetition agreements, payable periodically through
  May 1999.................................................           --        112,500
8% to 12% capital leases, payable periodically through
  September 2002; secured by equipment.....................      394,237        649,195
                                                             -----------   ------------
                                                              21,788,810     31,946,771
Less current portion.......................................   (2,524,252)   (14,837,203)
                                                             -----------   ------------
                                                             $19,264,558   $ 17,109,568
                                                             ===========   ============

---------------

(a) In November 1998, the Company entered into an Amended and Restated Loan Agreement (the "Agreement") with a major U.S. Bank (the "Bank"). The Agreement increases the Company's aggregate borrowing capacity under its revolving line of credit with the Bank to $40,000,000 (the "Bank Credit Facility") which may be utilized for advances or to support letters of credit. Interest is charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company (6.47% at March 31, 1999). In addition, the Bank Credit Facility provides for commitment fees to be paid on the unused portion of the facility. The Bank Credit Facility also contains restrictions on the payment of dividends and incurrence of additional debt, as well as various other financial covenants. The Bank Credit Facility is secured by substantially all of the assets of the Company.

     Aggregate maturities of long-term debt at March 31, 1999 are as follows:

Fiscal year ending March 31,
  2000......................................................  $ 2,524,252
  2001......................................................    1,884,217
  2002......................................................   14,833,039
  2003......................................................    1,561,357
  2004......................................................      453,535
  Thereafter................................................      532,410
                                                              -----------
                                                              $21,788,810
                                                              ===========

     Interest paid during the years ended March 31, 1999, 1998 and 1997 was approximately $1,499,000, $254,000 and $655,000, respectively.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

7. OTHER AMOUNTS DUE TO SELLERS

     In addition to the notes payable described in Note 6, the Company owed the former Hesser, Inc. shareholders $2,433,372 at March 31, 1998 as part of the purchase of Hesser, Inc. based on the ratio of certain assets to certain liabilities of the Hesser Schools at the time of the acquisition. Of the total amount due, $1,250,000 was paid in May 1998 and $1,183,372 was paid in June 1998.

     In addition to the notes payable described in Note 6, the Company owed the former Computer Hardware Service Company, Inc. shareholders $1,084,230 at March 31, 1998 as part of the purchase of Computer Hardware Service Company, Inc., based on the ratio of certain assets to certain liabilities of the CHI Institute Schools at the time of the acquisition. Such amount was paid in May 1998.

8. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     On October 28, 1996, the Company completed its initial public offering ("IPO"). A total of 2,400,000 shares was sold at $10 per share which included 2,200,000 shares sold by the Company and 200,000 shares sold by certain selling stockholders. The selling stockholders sold an additional 210,000 shares in November 1996; the Company did not receive any of the proceeds from the selling stockholders' sales. The net proceeds to the Company were approximately $19.3 million and were partially used to repay $4.8 million of subordinated debt. The balance of the IPO proceeds were used for general corporate purposes, including the expansion of its operations through the acquisition of additional schools.

     In connection with the early extinguishment of the $4.8 million in subordinated debt in fiscal year 1997, the Company incurred an extraordinary loss of $514,500 ($308,683, net of income taxes), as a result of the write-off of the related unamortized deferred debt issuance costs and unamortized debt discount.

SECONDARY OFFERING

     On July 2, 1998, the Company completed a secondary offering. A total of 2,000,000 shares was sold at $8.75 per share which included 126,001 shares sold by the Company and 1,873,999 shares sold by certain selling stockholders. The Company received none of the proceeds from the sale of shares by the selling stockholders. In connection with the secondary public offering, the Company granted the underwriters an option to purchase up to 300,000 additional shares to cover over-allotments. All 300,000 of such shares were sold by the Company in July 1998 at $8.75 per share. The net proceeds to the Company from the sale of shares from the secondary public offering and over-allotments were approximately $3.5 million. The Company used approximately $440,000 of such proceeds to pay a portion of the underwriting discounts and commissions on shares of Common Stock being sold by the selling stockholders. The remaining net proceeds to the Company were used to repay promissory notes payable to sellers of various schools acquired.

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

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

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

     All outstanding shares of Convertible Preferred Stock converted into 1,705,082 shares of Common Stock pursuant to the IPO.

COMMON STOCK

     As of March 31, 1999, the Company reserved the following shares of Common Stock for future issuance related to the following:

Common Stock purchase warrants..............................     83,665
Stock Options...............................................  1,062,247
                                                              ---------
                                                              1,145,912
                                                              =========

COMMON STOCK PURCHASE WARRANTS

     The holders of the 13% Notes were also granted stock purchase warrants allowing for the purchase of up to 1,333,333 shares of Common Stock at $3 per share (the "$3 Warrants"), for a total of $4,000,000. The $3 exercise price of the warrants was subject to adjustment for any future issuances of equity or equity related securities at a per share price less than the exercise price. As of the IPO, these warrants were exercised for the purchase of 1,333,333 shares, less shares used for the cashless exercise, yielding 933,333 additional shares of Common Stock.

     The holders of the $3 warrants had certain rights to "put" their warrants to the Company and the Company had certain rights to "call" the warrants. In May 1996, the terms of the warrants were amended to provide for a cashless exercise based on the IPO price per share, in the event of an IPO of the Company's Common Stock and to eliminate the "put" feature.

     The $3 warrants were assigned a value of $1,050,000 when issued. The difference between the $1,050,000 and the exercise price of $4,000,000 was being accreted, using a method which approximated the effective interest rate method, through the date of earliest exercise (50% through March 31, 1998 and 50% through March 31, 1999). Accretion of $281,398 was charged to accumulated deficit during the year ended March 31, 1997.

     In connection with the issuance of the Convertible Preferred Stock in 1991, a third party was granted warrants to purchase 26,667 shares of Common Stock exercisable at $3.60 per share. These warrants expire on July 31, 1999 and are outstanding as of March 31, 1999.

     At the time of the IPO, the Company issued to a third party, warrants to purchase 16,667 shares of Common Stock at $10 per share. These warrants expire on October 28, 2001 and are outstanding as of March 31, 1999.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

     In October 1998, the Company issued to a former officer of the Company, warrants to purchase 40,331 shares of Common Stock at $5.81 per share. These warrants expire on October 14, 2000 and are outstanding as of March 31, 1999.

9. STOCK OPTION PLANS

     The Company grants employees and non-employee directors options to purchase its Common Stock. The employee options vest incrementally over periods ranging from four to five years and expire five years after vesting. The non-employee director options vest immediately and expire five years after vesting.

     A summary of the status of the Company's employee and director stock option activity, and related information for the years ended March 31, is as follows:

                                        1999                   1998                  1997
                                --------------------   --------------------   ------------------
                                            WEIGHTED               WEIGHTED             WEIGHTED
                                 NUMBER     AVERAGE     NUMBER     AVERAGE    NUMBER    AVERAGE
                                   OF       EXERCISE      OF       EXERCISE     OF      EXERCISE
                                 SHARES      PRICE      SHARES      PRICE     SHARES     PRICE
                                ---------   --------   ---------   --------   -------   --------
Outstanding at beginning of
  year........................  1,026,004    $7.77       821,499    $7.04     361,666    $ 3.13
  Granted.....................    121,087     6.50       277,333     9.34     465,500     10.10
  Exercised...................    (64,757)    2.73       (34,662)    3.45          --        --
  Canceled/forfeited..........   (124,541)    5.39       (38,166)    7.40      (5,667)     8.12
                                ---------              ---------              -------
Outstanding at end of year....    957,793     8.26     1,026,004     7.77     821,499      7.04
                                =========              =========              =======
Exercisable at end of year....    418,537     7.92       431,038     6.15     313,000      5.09
                                =========              =========              =======
Options available for future
  grant.......................    604,454       --       101,000       --     340,167        --
                                =========              =========              =======

     The following table summarizes information about employee and director stock options outstanding and exercisable at March 31, 1999 by exercise price:

              OPTIONS OUTSTANDING          OPTIONS
           --------------------------    EXERCISABLE
              NUMBER       WEIGHTED     --------------
           OUTSTANDING      AVERAGE         NUMBER
                AT         REMAINING    EXERCISABLE AT
EXERCISE    MARCH 31,     CONTRACTUAL     MARCH 31,
 PRICE         1999          LIFE            1999
--------   ------------   -----------   --------------
$ 2.40          21,667         3.30           21,667
  4.00          16,667         3.00           16,667
  3.60         130,839         6.70           79,336
 10.00         387,700         6.63          199,800
 11.50          18,500         7.80            7,400
  8.50          34,333         8.90            6,867
  7.06          25,000         8.30            5,000
  7.63           9,000         3.50            9,000
  9.88         193,000         9.00           38,800
  8.25          34,000         4.50           34,000
  5.81          87,087         1.00               --
               -------                       -------
               957,793                       418,537
               =======                       =======

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     On June 20, 1996, the Company adopted, and its stockholders approved, a Non-employee Director Stock Option Plan (the "Directors' Plan") to attract and retain the services of non-employee members of the Board

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES of Directors and to provide them with increased motivation and incentive to exert their best efforts on behalf of the Company by increasing their personal stake in the Company. The maximum number of options which may be granted under the Directors' Plan is 200,000. As of March 31, 1999, 82,000 options were available for future grant.

     Each member of the Board of Directors of the Company who otherwise (i) is not currently an employee of the Company, (ii) is not a former employee still receiving compensation for prior services, and (iii) is not currently receiving remuneration from the Company in any capacity other than as a director, shall be eligible for the grant of stock options under the Directors' Plan ("Participant"). Currently, all directors other than the Chairman are eligible to participate in the Directors' Plan.

     On the date the Directors' Plan was adopted, each of the four existing non-employee directors were granted, contingent upon completion of the IPO, options to purchase 25,000 shares of Common Stock of the Company at the per share IPO price ($10). These options vested immediately upon consummation of the IPO. Upon the election of any new member of the Board of Directors, such member will be granted an option to purchase 25,000 shares of common stock at the fair market value at date of grant, vesting in five equal installments beginning on the first anniversary of the date of grant. Beginning with the next annual meeting of the stockholders of the Company and provided that a sufficient number of shares remain available under the Directors' Plan, each year immediately following the date of the annual meeting, the Company will automatically grant to each non-employee director who is then serving on the Board an option to purchase 3,000 shares of the Common Stock of the Company, which options will be immediately vested. On September 22, 1998, at the annual meeting of the Board of Directors, one newly elected non-employee director was issued an option to purchase 25,000 shares of the Company's Common Stock and each of the three non-employee directors was issued an option to purchase an additional 3,000 shares of the Company's Common Stock with an exercise price per share equal to the then current fair market value of $8.25; such options vested immediately and are exercisable for five years.

PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee and director stock options granted subsequent to April 1, 1995 under the fair value method described in SFAS No. 123.

     The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 1999, 1998 and 1997, respectively: (i) dividend yield of 0%; (ii) expected volatility of .806, .514 and .491; (iii) risk-free interest rates of 4.55%, 6.09% and 6.18% and (iv) expected life of 5.37, 5.65 and 5.64 years. The weighted average fair value of options granted under the Company's stock option plans was $4.29, $5.60 and $3.62 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

     For purposes of pro forma disclosure, the estimated fair value of the employee and director options is amortized to expense over the options' vesting period. The Company's pro forma information using SFAS No. 123 is as follows:

                                                             YEAR ENDED MARCH 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Pro forma income before extraordinary item.........  $5,687,154   $3,510,440   $2,201,907
Pro forma net income...............................   5,687,154    3,510,440    1,893,224
Pro forma earnings per share:
  Basic:
     Income before extraordinary item..............  $     0.70   $     0.48   $     0.49
     Net income....................................        0.70         0.48         0.42
  Diluted:
     Income before extraordinary item..............  $     0.69   $     0.46   $     0.34
     Net income....................................        0.69         0.46         0.29

10. INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                            YEAR ENDED MARCH 31,
                                                    -------------------------------------
                                                       1999         1998         1997
                                                    ----------   ----------   -----------
Current:
  Federal.........................................  $3,262,042   $1,701,104   $   567,544
  State...........................................     575,655      353,209       151,088
                                                    ----------   ----------   -----------
                                                     3,837,697    2,054,313       718,632
Deferred:
  Federal.........................................     278,651      453,453    (1,218,248)
  State...........................................      49,174      (22,993)     (345,747)
                                                    ----------   ----------   -----------
                                                       327,825      430,460    (1,563,995)
                                                    ----------   ----------   -----------
                                                    $4,165,522   $2,484,773   $  (845,363)
                                                    ==========   ==========   ===========

     At March 31, 1997, the Company recorded deferred income tax assets and liabilities related to its Nebraska Acquisition. The predecessor entities previously filed their income tax returns under the provisions of Subchapter S of the Internal Revenue Code and as a partnership and hence recorded no provision for income taxes or deferred income tax assets or liabilities at the corporate level.

     A reconciliation of the provision (benefit) for income taxes computed at the statutory federal income tax rate on income before extraordinary item to the Company's effective income tax rate is as follows:

                                                             YEAR ENDED MARCH 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Federal............................................  $3,451,904   $2,154,659   $1,027,235
State, net of federal income tax benefit...........     471,093      237,077       99,718
Permanent differences..............................     263,975       36,006       53,554
Decrease in deferred income tax asset valuation
  allowance........................................          --           --   (1,319,987)
Effect of Nebraska Acquisition filing as a
  Subchapter S corporation.........................          --           --     (420,420)
Effect of Nebraska Acquisition's termination of
  Subchapter S corporation status..................          --           --     (285,463)
Other, net.........................................     (21,450)      57,031           --
                                                     ----------   ----------   ----------
                                                     $4,165,522   $2,484,773   $ (845,363)
                                                     ==========   ==========   ==========

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

     Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Deferred income tax assets:
  Non-compete agreements and other intangibles..............  $  755,530   $  816,034
  Property and equipment....................................     165,798      892,942
  Allowance for doubtful accounts...........................   1,617,388      902,084
  Accrued expenses and other liabilities....................      21,210      198,869
  Other, net................................................      50,000       50,000
                                                              ----------   ----------
          Total deferred income tax assets..................   2,609,926    2,859,929
Deferred income tax liabilities:
  Prepaid expenses..........................................    (457,113)    (379,291)
                                                              ----------   ----------
Net deferred income tax assets..............................  $2,152,813   $2,480,638
                                                              ==========   ==========

     At March 31, 1999 and 1998, the Company did not require a deferred income tax asset valuation allowance. The Company made income tax payments of approximately $2,382,000, $2,130,000 and $1,076,000 in the years ended March 31, 1999, 1998 and 1997, respectively.

11. LEASES

     The Company leases office, classroom and dormitory space under various operating lease agreements expiring through 2008. Certain leases contain renewal options ranging from one to five years. Rent expense totaled approximately $5,775,000, $4,396,000 and $3,650,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

     Approximate future minimum lease payments under noncancelable operating leases in effect at March 31, 1999 are as follows:

Year ending March 31,
  2000......................................................  $ 5,258,000
  2001......................................................    4,389,000
  2002......................................................    3,238,000
  2003......................................................    2,499,000
  2004......................................................    1,923,000
  Thereafter................................................    4,046,000
                                                              -----------
                                                              $21,353,000
                                                              ===========

12. EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contributions allowed by the Internal Revenue Code. The Company matches a portion of such contributions up to a maximum percentage of the employees' compensation. The Company's contributions to the plan and to predecessor plans assumed in the Iowa Acquisition were approximately $255,000, $111,000 and $133,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

13. OTHER EXPENSES

CONTINGENCIES

     In September 1995, the Company filed suit in connection with its 1993 purchase of its Hollywood, California school. The suit alleged that the sellers made significant financial and operational misrepresentations to the Company. The Company sought damages from the sellers. The Sellers denied the Company's allegations and filed a cross-complaint against the Company alleging, among other things, breach of contract and fraud. Both parties agreed to dismiss their claims in April 1997 when the Company agreed to pay a total of $564,892 representing all amounts outstanding on the acquisition notes payable to the sellers and the notes payable for covenants not-to-compete, in addition to the payment of a portion of the sellers' legal fees. All amounts, including the Company's legal defense expenses, were accrued or paid as of March 31, 1997.

     On January 12, 1998, and prior to the acquisition by the Company, a jury verdict of $102,000 was entered against Computer Hardware Service Company, Inc. ("CHSC") in favor of a former student concerning alleged injuries suffered by the former student as a result of conduct of her fellow students and employees of CHSC's Southampton location. The Plaintiff subsequently filed a separate action seeking an award of attorney's fees and costs. A final settlement was reached in August 1998 when the Company agreed to pay a total of $175,000 ($100,000 was paid by the Company's insurance carrier) in settlement of all claims including the Plaintiff's attorney's fees. All amounts, including the Company's legal defense expenses, were paid as of March 31, 1999.

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

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash, cash equivalents and restricted cash: The carrying amounts reported on the consolidated balance sheets for cash, cash equivalents and restricted cash approximate their fair values.

     Accounts and notes receivable: The carrying amounts reported on the consolidated balance sheets for accounts and notes receivable approximate their fair values.

     Notes payable and long-term debt: The fair values of the Company's notes payable and long-term debt are estimated using discounted cash flow analyses, based on the Company's estimate of current borrowing rates for credit facilities with maturities which approximate the weighted average maturities for its existing long-term debt. At March 31, 1999 and 1998, the estimated fair values of the Company's notes payable and long-term debt approximates their carrying values.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 1999, 1998, and 1997:

                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Numerator(1)
  Net income.......................................  $5,987,137   $3,852,461   $2,303,646
                                                     ----------   ----------   ----------
Denominator:
  Denominator for basic earnings per share-weighted
     average shares................................   8,043,303    7,382,307    4,484,492
Effect of dilutive securities:
  Convertible preferred stock......................          --           --      981,006
  Options..........................................     163,438      214,145      301,222
  Warrants.........................................      20,225       15,703      680,545
                                                     ----------   ----------   ----------
Dilutive potential common shares(2)................     183,663      229,848    1,962,773
                                                     ----------   ----------   ----------
Denominator for diluted earnings per share-adjusted
  weighted average shares..........................   8,226,966    7,612,155    6,447,265
                                                     ==========   ==========   ==========
Basic earnings (loss) per share
  Income before extraordinary item.................  $     0.74   $     0.52   $     0.58
  Extraordinary item...............................          --           --        (0.07)
                                                     ----------   ----------   ----------
  Net income.......................................  $     0.74   $     0.52   $     0.51
                                                     ----------   ----------   ----------
Diluted earnings (loss) per share
  Income before extraordinary item.................  $     0.73   $     0.51   $     0.41
  Extraordinary item...............................          --           --        (0.05)
                                                     ----------   ----------   ----------
  Net income.......................................  $     0.73   $     0.51   $     0.36
                                                     ==========   ==========   ==========

---------------

(1) The fiscal year 1997 numerator amount reflects the pro forma provision for income taxes recorded due to the Nebraska Acquisition. Similarly, the basic and diluted per share amounts are the pro forma earnings per share amounts. Historical earnings per share in fiscal year 1997 is not considered relevant.
(2) Warrants and stock purchase options to purchase 18,500, 665,500 and 482,167 shares of common stock at March 31, 1999, 1998 and 1997, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 1999 and 1998 (in thousands, except per share data):

                                                                   YEAR ENDED MARCH 31, 1999
                                                     -----------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                     -----------   -----------   -----------   -----------
Net revenues.......................................    $18,710       $20,419       $24,878       $28,863
Income from operations.............................        480         1,049         4,621         5,207
Net income.........................................         84           423         2,492         2,988
Earnings per share data:
  Basic:
     Net income....................................    $  0.01       $  0.05       $  0.31       $  0.36
  Diluted:
     Net income....................................       0.01          0.05          0.30          0.36

                                                                   YEAR ENDED MARCH 31, 1998
                                                     -----------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                     -----------   -----------   -----------   -----------
Net revenues.......................................    $12,909       $13,740       $14,820       $18,207
Income from operations.............................        265           897         2,092         2,830
Net income.........................................        213           584         1,308         1,747
Earnings per share data:
  Basic:
     Net income....................................    $  0.03       $  0.08       $  0.18       $  0.23
  Diluted:
     Net income....................................       0.03          0.08          0.17          0.23

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.