Form 10-K405/A
period 1999-03-31
QUEST EDUCATION CORP
filed 1999-07-01
CIK 1016503

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


     None of our institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1996. Additionally, based on preliminary data released by the Department of Education in March 1999, none of our institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1997. Accordingly, we believe that none of our institutions is currently vulnerable to termination from Title IV eligibility based on three consecutive years of excess default rates. However, the institution located in Omaha, Nebraska had a Cohort Default rate of in excess of 25% for federal fiscal 1995 and federal fiscal 1996. The Omaha, Nebraska institution had a Cohort Default Rate of 17.3% in federal fiscal 1994 and is not vulnerable to termination of Title IV student loan program eligibility unless its final rate for the federal fiscal year ended September 30, 1997 is 25% or greater. Preliminary data for such federal fiscal year has been released which indicates the rate is below 25%. If this rate is released as a final rate, the institution would no longer be vulnerable to termination. The company's other institutions would have to have Cohort Default Rates of 25% or more for consecutive three year periods ending September 30, 1999 and thereafter in order to become vulnerable to termination of our Title IV student loan program eligibility.

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

               OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 1999

                                                                       INDIVIDUAL GRANTS
                                           --------------------------------------------------------------------------
                                                                                                POTENTIAL REALIZABLE
                                                                                                        VALUE
                                                                                                  AT ASSUMED ANNUAL
                                                                                                        RATES
                                                                                                   OF STOCK PRICE
                                           NUMBER OF    % OF TOTAL                                  APPRECIATION
                                           SECURITIES    OPTIONS     EXERCISE OR                 FOR OPTION TERM(2)
                                           UNDERLYING   GRANTED TO   BASE PRICE    EXPIRATION   ---------------------
NAME                                        OPTIONS     EMPLOYEES     ($/SHARE)     DATE(1)        5%          10%
----                                       ----------   ----------   -----------   ----------   ---------   ---------
Gary D. Kerber...........................    50,414        57.9%        $5.81       10/14/99    $307,551    $322,196
Vince Pisano.............................    22,686        26.0%         5.81       10/14/99     138,396     144,986
                                             ------        ----         -----       --------    --------    --------
         Total...........................    73,100                                             $445,947    $467,182
                                             ======                                             ========    ========

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
                                     ======                ========           =======        =======

                                 VALUE OF UNEXERCISED
                                 IN-THE-MONEY OPTIONS
                                 AT MARCH 31, 1999(1)
                              ---------------------------
NAME                          EXERCISABLE   UNEXERCISABLE
----                          -----------   -------------
Gary D. Kerber..............   $406,283       $ 44,837
Vince Pisano................    248,396         35,863
Ellen L. Bernhardt..........    105,357        138,986
Gerald T. Kosentos..........     40,350        331,768
Linwood W. Galeucia.........         --             --
                               --------       --------
         Total..............   $800,386       $551,454
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

     (c) Reports on Form 8-K:

     None.

     (d) Exhibits

EXHIBIT        DESCRIPTION
-------        -----------
3.1(a)*   --   Restated Certificate of Incorporation of EMI Acquisition
               Corp. (See Exhibit 3.1(a) to Amendment No. 1 to Registration
               Statement on Form S-1 filed with the Commission on September
               20, 1996.)
3.1(b)*   --   Certificate of Amendment of Certificate of Incorporation of
               EMI Acquisition Corp. (See Exhibit 3.1(b) to Amendment No. 3
               to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(c)*   --   Second Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(c) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(d)*   --   Third Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(d) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(e)*   --   Fourth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(e) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(f)*   --   Fifth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(f) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(g)*   --   Sixth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(g) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)

EXHIBIT        DESCRIPTION
-------        -----------
3.1(h)*   --   Seventh Amendment to Restated Certificate of Incorporation
               of Educational Medical, Inc.(See Exhibit 3.1(h) to Amendment
               No. 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996.)
3.1(i)*   --   Eighth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 3.1(i) to Amendment
               No 3 to Registration Statement on Form S-1 filed with the
               Commission on October 22, 1996)
3.1(j)    --   Ninth Amendment to Restated Certificate of Incorporation of
               Educational Medical, Inc. (See Exhibit 99.1 to Form 8-K
               filed with the Commission on October 5, 1998.)
3.2(a)*   --   Restated By-Laws of the Company effective June 20, 1996
               through May 14, 1999. (See Exhibit 3.2 to Amendment No. 3 to
               Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
3.2(b)*   --   Amended and Restated By-Laws of the Company as of May 14,
               1999 (See Exhibit 3.2 to Form 8-K filed with the Commission on May 21, 1999.)
4.1*      --   Form of Common Stock Certificate. (See Exhibit 4.1 to
               Amendment No. 3 to Registration Statement on S-1 filed with the Commission on October 22, 1996.)
4.2*      --   Certificate of Designation of Series A Junior Participating
               Preferred Stock (See Exhibit 3.1 to Form 8-K filed with the
               Commission on May 21, 1999.)
4.3*      --   Rights Agreement, dated as of May 14, 1999, between the
               Company and First Union National Bank, as Rights Agent, and
               the Exhibits thereto, including the form of Rights
               Certificate attached as Exhibit B there to and the form of
               Summary of Rights attached as Exhibit C thereto. (See
               Exhibit 4.1 to Form 8-K filed with the Commission on May 21,
               1999.)
10.1*     --   Securities Purchase Agreement, dated as of July 23, 1991, by and among the Company and the Pecks Managed Entities. (See
               Exhibit 10.1 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.2*     --   Promissory Note R-002, dated as of July 16, 1991, in the
               principal amount of $2,900,000 issued by the Company in
               favor of NAP & Company. (See Exhibit 10.2 to Amendment No. 3
               Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.3*     --   Promissory Note R-003, dated as of July 23, 1991, in the
               principal amount of $603,000 issued by the Company in favor of Fuelship & Company. (See Exhibit 10.3 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.4*     --   Promissory Note R-004, dated as of July 23, 1991, in the
               principal amount of $497,000 issued by the Company in favor of Fuelship & Company. (See Exhibit 10.4 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.5*     --   Allonge to Promissory Note R-002, dated as of March 31,
               1995. (See Exhibit 10.5 to Registration Statement on Form
               S-1 filed with the Commission on August 8, 1996.)
10.6*     --   Allonge to Promissory Note R-003, dated as of March 31,
               1995. (See Exhibit 10.6 to Registration Statement on Form
               S-1 filed with the Commission on August 8, 1996.)
10.7*     --   Allonge to Promissory Note R-004, dated as of March 31,
               1995. (See Exhibit 10.7 to Registration Statement on Form
               S-1 filed with the Commission on August 8, 1996.)
10.8*     --   Warrant No. R-001 to purchase Common Stock issued to
               Fuelship & Company. (See Exhibit 10.8 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.9*     --   Warrant No. R-002 to purchase Common Stock issued to NAP &
               Company. (See Exhibit 10.8 to Registration Statement on Form
               S-1 field with the Commission on August 8, 1996.)
10.10*    --   Warrant No. E-007 to purchase Common Stock issued to
               Equitable Securities Corporation. (See Exhibit 10.10 to
               Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.11*    --   First Amendment to Securities Purchase Agreement, dated as of March 31, 1995, by and among the Company and the Pecks
               Managed Entities. (See Exhibit 10.11 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)

EXHIBIT        DESCRIPTION
-------        -----------
10.12*    --   Loan Agreement, dated as of March 31, 1995, by and between the Company, each of its subsidiaries, and Sirrom. (See
               Exhibit 10.12 to Amendment No. 3 to Registration Statement
               on Form S-1 filed with the Commission on October 22, 1996.)
10.13*    --   Letter Addendum to Loan Agreement, dated as of March 31,
               1995, between the Company, each of its subsidiaries, and
               Sirrom. (See Exhibit 10.13 to Registration Statement on Form
               S-1 filed with the Commission on August 8, 1996).
10.14*    --   Secured Promissory Note, dated as of March 31, 1995, in the principal amount of $2,200,000, issued by the Company and
               each of its subsidiaries in favor of Sirrom. (See Exhibit
               10.14 to Amendment No. 3 to Registration Statement on Form
               S-1 filed with the Commission on October 22, 1996.)
10.15*    --   Security Agreement, dated as of March 31, 1995, among the
               Company, each of its subsidiaries, and Sirrom. (See Exhibit
               10.15 to Amendment No. 3 to Registration Statement on Form
               S-1 filed with the Commission on October 22, 1996.)
10.16*    --   Stock Purchase Warrant to purchase Common Stock of the
               Company issued to Sirrom, dated as of March 31, 1995. (See
               Exhibit 10.16 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.17*    --   Pledge Agreement, dated as of March 31, 1995, between the
               Company and Sirrom. (See Exhibit 10.17 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.18*    --   Agreement in Respect of Warrant, dated as of March 31, 1995, among NAP & Company, the Company and Sirrom. (See Exhibit
               10.18 to Registration Statement on Form S-1 filed with the
               Commission on August 8, 1996.)
10.19*    --   Agreement in Respect of Warrant, dated as of March 31, 1995, among Fuelship & Company, the Company and Sirrom. (See
               Exhibit 10.19 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.20*    --   Registration Rights Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group, LTOS, and the Pecks
               Managed Entities (See Exhibit 10.20 to Registration
               Statement on Form S-1 filed with the Commission on August 8,
               1996.)
10.21*    --   First Amendment to Registration Rights Agreement, dated as of March 31, 1995, by and among the Company, the Sprout
               Group, LTOS, the Pecks Managed Entities and Sirrom. (See
               Exhibit 10.21 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.22*    --   Coinvestors Agreement, dated as of July 23, 1991, by and
               among the Company, the Sprout Group, LTOS, the Pecks Managed
               Entities and Investech, L.P. (See Exhibit 10.22 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.23*    --   Letter Agreement, dated as of July 23, 1991, by and among
               the Company, the Sprout Group, LTOS and Investech, L.P. (See
               Exhibit 10.23 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.24*    --   Business Loan Agreement, dated as of July 14, 1993, between
               Bank One, Dayton, N.A. and OIOPT Acquisition Corp. (See
               Exhibit 10.24 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.25*    --   Business Purpose Promissory Note, dated as of July 14, 1993, in the principal amount of $720,000 issued by OIOPT
               Acquisition Corp. in favor of Bank One, Dayton, N.A., and
               guaranteed by the Company. (See Exhibit 10.25 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.26*    --   Mortgage, dated as of July 14, 1993, by OIOPT Acquisition
               Corp., (Mortgagor), to Bank One, Dayton, N.A., (Mortgagee),
               guaranteed by the Company. (See Exhibit 10.26 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.27*    --   Pledge Agreement, dated as of July 14, 1993, among the
               Company, Ohio Institute of Photography and Technology, Inc.
               and OIOPT Acquisition Corp. (See Exhibit 10.27 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)

EXHIBIT        DESCRIPTION
-------        -----------
10.28*    --   Asset Purchase Agreement, dated as of June 23, 1993, among the Company, OIOPT Acquisition Corp., Ohio Institute of
               Photography and Technology, Inc., K. Terry Guthrie, Richard
               L. Cretcher, Stephen T. McLain, Gerald D. Guthrie and James
               R. Madden. (See Exhibit 10.28 to Registration Statement on
               Form S-1 filed with the Commission on August 8, 1996.)
10.29*    --   Amendment to Business Loan Agreement, dated as of August 28,
               1995, by and between OIOPT Acquisition Corp. and Bank One,
               Dayton, N.A., with the Company as guarantor. (See Exhibit
               10.29 to Registration Statement on Form S-1 filed with the
               Commission on August 8, 1996.)
10.30*    --   Promissory Note Modification Agreement, dated as of August
               28, 1995, by and between OIOPT Acquisition Corp. and Bank
               One, Dayton, N.A., with the Company as guarantor. (See
               Exhibit 10.30 to Registration Statement on Form S-1 filed
               with the Commission on August 8, 1996.)
10.31*    --   Amendment to Business Loan Agreement, dated as of August 28,
               1995, by and between OIOPT Acquisition Corp. and Bank One,
               Dayton, N.A., and the Company as guarantor. (See Exhibit
               10.39 to Amendment No. 3 to Registration Statement on Form
               S-1 filed with the Commission on October 22, 1996.)
10.32*    --   Employment Agreement, dated as of December 31, 1992, between the Company and Gary D. Kerber. (See Exhibit 10.42 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.33*    --   Letter Agreement, dated November 21, 1988 between the
               Company and Robert L. Heidrich concerning the granting of
               options. (See Exhibit 10.52 to Registration Statement on
               Form S-1 filed with the Commission on August 8, 1996.)
10.34*    --   1996 Stock Incentive Plan of the Company. (See Exhibit 10.53
               to Amendment No. 1 to Registration Statement on Form S-1
               filed with the Commission on September 20, 1996.)
10.35*    --   Non-employee Director Stock Option Plan of the Company. (See
               Exhibit 10.54 to Amendment No. 1 to Registration Statement
               on Form S-1 filed with the Commission on September 20,
               1996.)
10.36*    --   Letter Agreement, dated April 6, 1995 between the Company
               and Equitable Securities Corporation amending the maturity date of Warrant No. E-007. (See Exhibit 10.55 to
               Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.37*    --   Asset Purchase Agreement, dated as of September 6, 1996,
               among the Company, SACMD Acquisition Corp., San Antonio
               College of Medical and Dental Assistants, Inc., Career
               Centers of Texas -- El Paso, Inc. and Mr. Comer Alden. (See
               Exhibit 10.56 to Amendment No. 1 to Registration Statement
               on Form S-1 filed with the Commission on September 20,
               1996.)
10.38*    --   Letter of Commitment, dated August 22, 1996, from Bank of
               America to the Company concerning the Proposed Bank Line of
               Credit. (See Exhibit 10.57 to Amendment No. 1 to
               Registration Statement on Form S-1 filed with the Commission on September 20, 1996.)
10.39*    --   Asset Purchase Agreement dated December 12, 1996, as
               amended, between the Company, HBC Acquisition Corp. and O/E
               Learning, Inc. (including all exhibits) (See Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January
               15, 1997.)
10.40*    --   Executed Form of Second Payment Note in the amount of
               $1,350,000 from HBC to O/E (See Exhibit 10.2 to the
               Company's Form 8-K filed with the Commission on January 15,
               1997.)
10.41*    --   Executed Form of Pledge Agreement (See Exhibit 10.3 to the
               Company's Form 8-K filed with the Commission on January 15,
               1997.)
10.42*    --   Executed Form of Assumption Agreement (See Exhibit 10.4 to
               the Company's Form 8-K filed with the Commission on January
               15, 1997.)
10.43*    --   Executed Form of Bill of Sale (See Exhibit 10.5 to the
               Company's Form 8-K filed with the Commission on January 15,
               1997.)

EXHIBIT        DESCRIPTION
-------        -----------
10.44*    --   Agreement and Plan of Reorganization dated as of March 29,
               1997, by and among the Company, Nebraska Acquisition Corp.
               and Educational Management, Inc. with attached Exhibit
               A -- Plan of Merger (See Exhibit 10.1 to the Company's Form
               8-K filed with the Commission on April 15, 1997.)
10.45*    --   Escrow Agreement dated as of March 29, 1997 by and among the
               Company, Acquisition and Richard O. Wikert, the Lila Rhude
               Trust, the Scott L. Rhude Trust, the A. Lauren Rhude Trust,
               Roger B. Bojens and Sacks Tierney, P.A. as Escrow Agent.
               (See Exhibit 10.5 to the Company's Form 8-K filed with the
               Commission on April 15, 1997.)
10.46*    --   Business Loan Agreement dated as of February 25,1997 between
               Bank of America, FSB and the Company (See Exhibit 10.46 to
               the Company's Form 10-K filed with the Commission on June
               30, 1997.)
10.47*    --   Stock Pledge Agreement dated as of February 25, 1997 between
               Bank of America, FSB and the Company See Exhibit 10.47 to
               the Company's Form 10-K filed with the Commission on June
               30, 1997.)
10.48*    --   Security Agreement dated as of February 25, 1997 between
               Bank of America, FSB and the Company(See Exhibit 10.48 to
               the Company's Form 10-K filed with the Commission on June
               30, 1997.)
10.49*    --   First Amendment to Business Loan Agreement dated as of June
               30, 1997 between Bank of America, FSB and the Company (See
               Exhibit 10.49 to Amendment No. 1 to the Company's Form S-1
               filed with the Commission on September 22, 1997.)
10.50*    --   Stock Purchase Agreement dated February 14, 1998 among the
               Company, Computer Hardware Service Company, Inc. and CHI
               Acquisition Corp. (See Exhibit 10.1 to the Company's Form
               8-K filed with the Commission on February 25, 1998.)
10.51*    --   Amendment to Mortgage Loan Promissory Note, dated as of
               September 12, 1994, by and between the Company and Vince and
               Gail Pisano. (See Exhibit 10.51 to Registration Statement on
               Form S-1 filed with the Commission on August 8, 1996.)
10.52*    --   Second Payment Note from the Company and CHI Acquisition
               Corp. to sellers of Computer Hardware Service Company, Inc.
               (See Exhibit 10.2 to the Company's Form 8-K filed with the
               Commission on February 25, 1998.)
10.53*    --   Purchase Money Promissory Note from the Company and CHI
               Acquisition Corp. to sellers of Computer Hardware Service
               Company, Inc. (See Exhibit 10.3 to the Company's Form 8-K
               filed with the Commission on February 25, 1998.)
10.54*    --   Pledge Agreement from the Company to sellers of Computer
               Hardware Service Company, Inc. (See Exhibit 10.4 to the
               Company's Form 8-K filed with the Commission on February 25,
               1998.)
10.55*    --   Security Agreement among the Company, CHI Acquisition Corp.
               and sellers of Computer Hardware Service Company, Inc. (See
               Exhibit 10.5 to the Company's Form 8-K filed with the
               Commission on February 25, 1998.)
10.56*    --   Registration Rights Agreement between the Company and
               sellers of Computer Hardware Service Company, Inc. (See
               Exhibit 10.6 to the Company's Form 8-K filed with the
               Commission on February 25, 1998.)
10.57*    --   Stock Power from the sellers of Computer Hardware Service
               Company, Inc. to the Company (See Exhibit 10.7 to the
               Company's Form 8-K filed with the Commission on February 25,
               1998.)
10.58*    --   Sellers' Subordination Agreement from the sellers of
               Computer Hardware Service Company, Inc. to the Company and
               the Company's lender. (See Exhibit 10.8 to the Company's
               Form 8-K filed with the Commission on February 25, 1998.)
10.59*    --   Stock Purchase Agreement dated March 13, 1998 in connection with the Hesser Acquisition. (See Exhibit 10.1 to the
               Company's Form 8-K filed with the Commission on March 30,
               1998.)

EXHIBIT        DESCRIPTION
-------        -----------
10.60*    --   Legal Description of the Hesser Acquisition property. (See
               Exhibit 10.2 to the Company's Form 8-K filed with the
               Commission on March 30, 1998.)
10.61*    --   Second Payment Note from the Company to the sellers of
               Hesser, Inc. (See Exhibit 10.3 to the Company's Form 8-K
               filed with the Commission on March 30, 1998.)
10.62*    --   List of Shareholders of Hesser, Inc. (See Exhibit 10.4 to
               the Company's Form 8-K filed with the Commission on March
               30, 1998.)
10.63*    --   Form of Registration Rights Agreement between the Company
               and the sellers of Hesser, Inc. (See Exhibit 10.5 to the
               Company's Form 8-K filed with the Commission on March 30,
               1998.)
10.64*    --   Form of Employment Agreement between the Company and the
               sellers of Hesser, Inc. (See Exhibit 10.6 to the Company's
               Form 8-K filed with the Commission on March 30, 1998.)
10.65*    --   Form of Non-Competition Agreement between the Company and
               the sellers of Hesser, Inc. (See Exhibit 10.7 to the
               Company's Form 8-K filed with the Commission on March 30,
               1998.)
10.66*    --   Stock Power from the sellers of Hesser, Inc. to the Company.
               (See Exhibit 10.8 to the Company's Form 8-K filed with the
               Commission on March 30, 1998.)
10.67*    --   Amendment to Bank Agreement dated as of March 31, 1998
               between Bank of America, FSB and the Company. (See Exhibit
               10.9 to the Company's Form 8-K filed with the Commission on
               March 30, 1998.)
10.68*    --   Form of Indemnification Agreement between the Company and
               its Directors. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.69*    --   Amended and Restated Escrow Agreement between the Company
               and the Sellers of Hesser, Inc. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.70*    --   Letter Modification of Non-Competition Agreement between the
               Company and Madeline Galeucia. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.71*    --   Letter Agreement and attached Non-Negotiable Promissory Note in the amount of $250,000 between the Company and the
               Sellers of Hesser, Inc. (Filed with Amendment No. 1 to Form
               S-1 filed with the Commission on June 9, 1998.)
10.72*    --   Non-Negotiable Promissory Notes in the aggregate amount of
               $1,500,000 between the Company and the Sellers of Hesser,
               Inc. (Filed with Amendment No. 1 to Form S-1 filed with the
               Commission on June 9, 1998.)
10.73*    --   Amendment to 1996 Stock Incentive Plan (See Exhibit 10.1 to
               Form 8-K filed with the Commission on October 5, 1998.)
10.74*    --   1998 Employee Stock Purchase Plan (See Exhibit 10.2 to Form
               8-K filed with the Commission on October 5, 1998.)
10.75*    --   Asset Purchase Agreement dated November 30, 1998, among the
               Company, Iowa College Acquisition Corp., Iowa College, Inc.,
               f/k/a Quad City Business School, Inc., Huston Education
               Corp. of Iowa, an Iowa corporation wholly owned by Iowa
               College, Inc., Hamilton College, Inc., and Mr. John C.
               Huston, the sole shareholder of Iowa College and Hamilton.
               (See Exhibit. 10.1 to Form 8-K filed with the Commission on
               November 13, 1998.)
10.76*    --   Revolving Credit Agreement among the Company, its
               subsidiaries and Nationsbank, N.A dated as of November 30,
               1999. (See Exhibit 10.76 to Form 10-K filed with the
               Commission on June 29, 1999.)
23.1**    --   Consent of Ernst & Young LLP
23.2**    --   Consent of Winther, Stave LLP
27.1*     --   Financial Data Schedule (for SEC use only)
99.1*     --   Report of Winther, Stave & Co., LLP (See Ex. 99.1 to the
               Company's Form 10-K filed with the Commission on June
               30,1997.)
99.2*     --   Report of Winther, Stave & Co., LLP (See Ex 99.2 to the
               Company's Form 10-K filed with the Commission on June 30,
               1997.)

EXHIBIT        DESCRIPTION
-------        -----------
99.3*     --   Report of Winther, Stave & Co., LLP (See Ex. 99.3 to the
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


                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----
                 /s/ GARY D. KERBER                      President, Chief Executive        June 30, 1999
-----------------------------------------------------      Officer and Chairman of the
                   Gary D. Kerber                          Board (Principal Executive
                                                           Officer)

                  /s/ VINCE PISANO                       Vice President and Chief          June 30, 1999
-----------------------------------------------------      Financial Officer
                    Vince Pisano

                /s/ ROBERT J. CRESCI                     Director                          June 30, 1999
-----------------------------------------------------
                  Robert J. Cresci

                 /s/ CARL S. HUTMAN                      Director                          June 30, 1999
-----------------------------------------------------
                   Carl S. Hutman

                 /s/ WILLIAM D. FORD                     Director                          June 30, 1999
-----------------------------------------------------
                   William D. Ford

                /s/ RICHARD E. KROON                     Director                          June 30, 1999
-----------------------------------------------------
                  Richard E. Kroon

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
QUEST EDUCATION CORPORATION AND SUBSIDIARIES
Report of Independent Auditors..............................  F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of March 31, 1999 and 1998...  F-3
Consolidated Statements of Income for the years ended March
  31, 1999, 1998 and 1997...................................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 1999, 1998 and 1997.................  F-5
Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997.............................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Quest Education Corporation and Subsidiaries


     We have audited the accompanying consolidated balance sheets of Quest Education Corporation and subsidiaries (formerly Educational Medical, Inc.) as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Nebraska Acquisition Corporation, a wholly-owned subsidiary, or its predecessors (Educational Management, Inc. and Wikert and Rhude, a general partnership) acquired by Quest Education Corporation on March 31, 1997 in a business combination accounted for as a pooling of interests as described in Note 4 to the consolidated financial statements, which statements reflect total net revenues of approximately $6,012,000 for the year ended March 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Nebraska Acquisition Corporation, is based solely on the report of the other auditors.


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