Form 10-Q
period 1999-06-30
QUEST EDUCATION CORP
filed 1999-08-13
CIK 1016503

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q
                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to
         __________

Commission file number       000-21567
                       ----------------------

                          Quest Education Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                65-0038445
----------------------------------------------    ------------------------------
        (State or other jurisdiction of                   (IRS Employer
        incorporation or organization)                 Identification No.)

         1400 Hembree Road, Suite 100
                  Roswell, GA                                 30076
----------------------------------------------    ------------------------------
   (Address of principal executive offices)                (Zip Code)

                                 (770) 510-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [X] No [ ]
                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common Stock, $.01 Par Value, 8,236,037 shares as of August 13, 1999

                                      INDEX

                           QUEST EDUCATION CORPORATION


Part I.  Financial Information

         Item 1. Condensed Consolidated Financial Statements (Unaudited)

               Condensed consolidated balance sheets - June 30, 1999 and March
                  31, 1999 (Audited)

               Condensed consolidated statements of income - Three months ended
                  June 30, 1999 and 1998

               Condensed consolidated statements of cash flows - Three months ended June 30, 1999 and 1998

               Notes to condensed consolidated financial statements -
                  June 30, 1999

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

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
ITEM 1   FINANCIAL STATEMENTS

                           QUEST EDUCATION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,         MARCH 31,
                                                                      1999             1999
                                                                  -----------      -----------
                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                         $ 2,974,193      $12,936,466
Trade accounts receivable, less allowance for doubtful
     accounts of $2,486,136 and $2,412,029, respectively            7,988,218        9,451,674
Notes receivable, less allowance for doubtful accounts of
     $1,296,600 and $1,296,600, respectively                        1,288,296        1,296,600
Prepaid expenses and other current assets                           2,837,105        2,724,014
Deferred income tax assets                                          1,060,862        1,060,862
                                                                  -----------      -----------
               Total current assets                                16,148,674       27,469,616
Notes receivable, less allowance for doubtful accounts of
    $334,836 and $334,836, respectively                               334,836          334,836
Property and equipment, net                                        16,350,588       15,830,496
Deferred debt issuance costs, net of accumulated
     amortization of $224,140  and $219,803, respectively             200,365          204,051
Covenants not to compete, net of accumulated amortization of
    $1,676,279 and $1,642,291, respectively                         1,000,112        1,034,101
Goodwill and other intangible assets, net of accumulated
    amortization of $9,724,826 and $9,358,231, respectively        34,707,286       35,065,331
Deferred income tax assets                                          1,091,951        1,091,951
Other assets                                                          509,406          510,202
                                                                  ===========      ===========
               Total assets                                       $70,343,218      $81,540,584
                                                                  ===========      ===========

                           QUEST EDUCATION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


                                                                            JUNE 30,        MARCH 31,
                                                                             1999             1999
                                                                          -----------      -----------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $   146,768      $    63,473
Accrued compensation                                                        2,355,744        2,996,082
Accrued expenses                                                            1,287,480        1,871,749
Deferred tuition income                                                     5,372,491        8,498,186
Income tax payable                                                                 --        1,522,194
Current portion of long-term debt                                           1,923,765        2,524,252
                                                                          -----------      -----------
      Total current liabilities                                            11,086,248       17,475,936
Long-term debt, less current portion                                       14,160,243       19,264,558
Other liabilities                                                             613,092          635,936
                                                                          -----------      -----------
      Total liabilities                                                    25,859,583       37,376,430

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares, none issued and
   outstanding                                                                     --               --
Common stock, $.01 par value - authorized 15,000,000
    shares, 8,224,037 and 8,220,287 shares issued and outstanding at
   June 30 and March 31, 1999, respectively                                    82,240           82,203
Additional paid-in capital on common stock                                 36,249,205       36,239,242
Retained earnings                                                           8,152,190        7,842,709
                                                                          -----------      -----------
      Total stockholders' equity                                           44,483,635       44,164,154
                                                                          ===========      ===========
      Total liabilities and stockholders' equity                          $70,343,218      $81,540,584
                                                                          ===========      ===========


           See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS     THREE MONTHS
                                                     ENDED JUNE 30,   ENDED JUNE 30,
                                                          1999             1998
                                                     --------------   --------------
                                                      (Unaudited)      (Unaudited)
Net revenues                                          $24,122,478      $18,711,040

School operating costs:
  Cost of education and facilities                     12,425,550        9,396,387
  Selling and promotional                               3,704,402        2,751,792
  General and administrative expenses                   6,791,195        5,624,284
  Amortization of goodwill and intangibles                426,093          458,567
                                                      -----------      -----------
Income from operations                                    775,238          480,010
Interest expense, net                                     246,208          334,140
                                                      -----------      -----------
Income before provision for income taxes                  529,030          145,870
Provision for income taxes                                219,548           61,265
                                                      ===========      ===========
Net income                                            $   309,482      $    84,605
                                                      ===========      ===========

Basic:
   Net income per share                               $      0.04      $      0.01
   Weighted average number of shares outstanding        8,254,123        7,751,571

Diluted:
   Net income per share                               $      0.04      $      0.01
   Weighted average number of shares outstanding        8,456,494        8,015,388


See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       THREE MONTHS      THREE MONTHS
                                                                      ENDED JUNE 30,     ENDED JUNE 30,
                                                                           1999               1998
                                                                      --------------     --------------
                                                                        (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
Net income                                                             $    309,482       $     84,605
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                           794,216            541,676
     Amortization of intangible assets                                      426,093            458,567
     Provision for losses on accounts receivable                            641,203            573,210
     Changes in operating assets and liabilities, net of
       assets acquired and liabilities assumed                           (5,115,606)        (5,345,277)
                                                                       ------------       ------------
Net cash used in operating activities                                    (2,944,612)        (3,687,219)

INVESTING ACTIVITIES:
Net additions to goodwill and intangibles                                    (8,551)                --
Purchases of businesses, net of cash acquired                                    --            (39,831)
Purchases of property and equipment, net                                 (1,314,308)          (346,780)
                                                                       ------------       ------------
Net cash used in investing activities                                    (1,322,859)          (386,611)

FINANCING ACTIVITIES:
Issuance of common stock                                                         --             39,138
Exercise of common stock options                                             10,000                 --
Proceeds from debt                                                        2,800,000                 --
Principal payments on long-term debt                                     (8,504,802)          (746,161)
Payments of amounts due to sellers                                               --         (3,517,602)
                                                                       ------------       ------------
Net cash used in financing activities                                    (5,694,802)        (4,224,625)
                                                                       ------------       ------------


Decrease in cash and cash equivalents                                    (9,962,273)        (8,298,455)
Cash and cash equivalents at beginning of period                         12,936,466         21,445,782
                                                                       ============       ============
Cash and cash equivalents at end of period                             $  2,974,193       $ 13,147,327
                                                                       ============       ============


           See notes to condensed consolidated financial statements.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. 1998 PUBLIC OFFERING

On July 2, 1998, the Company completed a public offering of common stock. A total of 2,300,000 shares were sold at $8.75 per share which included 426,001 shares sold by the Company and 1,873,999 shares sold by certain selling stockholders. This amount includes the over allotment exercised by the underwriters. The net proceeds to the Company were approximately $3.5 million before deducting expenses of the offering. These proceeds are being used for general corporate purposes.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

3. EARNINGS PER SHARE

Earnings per share are calculated using Statement of Financial Accounting Standards No. 128, Earnings per Share, ("SFAS 128"). Basic earnings per share include weighted average common shares outstanding. Diluted earnings per share include weighted average common shares outstanding plus the dilutive effect of stock options and stock purchase warrants.

The table below presents the computations and required disclosures under SFAS
128.

                                                    Three Months     Three Months
                                                       ended            ended
                                                   June 30, 1999    June 30, 1998
                                                   -------------    -------------
Numerator:
     Net income                                      $  309,482      $   84,605

Denominator:
    Denominator for basic earnings per share-
       weighted average shares outstanding            8,254,123       7,751,571
     Effect of dilutive securities:
       Options                                          168,549         245,513
       Warrants                                          33,822          18,304
                                                     ----------      ----------
    Denominator for diluted earnings per share-
       weighted average shares outstanding            8,456,494       8,015,388

Basic net income per share                           $     0.04      $     0.01

Diluted net income per share                         $     0.04      $     0.01

Options to purchase 447,700 and 30,500 shares of common stock at June 30, 1999 and 1998, respectively and warrants to purchase 16,667 shares of common stock at June 30, 1999 were outstanding, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

4. ACQUISITIONS

The Company has made the following acquisitions since April 1, 1998:

                                                                       ACCOUNTING
     SCHOOL                 DATE ACQUIRED          CURRICULUM          METHOD (1)
-----------------------   -------------------   -----------------   -----------------
American Institute               11/98             IT/Business          Purchase
  of Commerce
Cedar Falls, IA

American Institute               11/98             IT/Business          Purchase
  of Commerce
Davenport, IA

Hamilton College                 11/98             IT/Business          Purchase
Cedar Rapids, IA

Hamilton College                 11/98             IT/Business          Purchase
Des Moines, IA

Hamilton College                 11/98             IT/Business          Purchase
Mason City, IA

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

                                          Three months ended    Three months ended
                                            June 30, 1999         June 30, 1998
                                          ------------------    ------------------
                                              (Unaudited)           (Unaudited)
Net revenue                                      100.0%               100.0%
  School operating costs:
  Cost of education and facilities                51.5                 50.2
  Selling and promotional expenses                15.4                 14.7
  General and administrative expenses             28.1                 30.1
  Amortization of goodwill and
       intangibles                                 1.8                  2.4
                                              --------             --------
Income from operations                             3.2                  2.6
Interest expense, net                              1.0                  1.8
                                              --------             --------
Income before provision for income taxes           2.2                  0.8
Provision for income taxes                         0.9                  0.3
                                              --------             --------
Net income                                         1.3%                 0.5%
                                              ========             ========

OTHER OPERATING DATA:
Number of school at end of period                   30                   24
Number of students at end of period             10,158                8,418
Number of new students starts during the
  period                                         2,569                1,997

Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998

Net Revenue. Net revenue increased by $5,411 or 28.9%, to $24,122 for the three months ended June 30, 1998 from $18,711 for the three months ended June 30, 1998. Revenue growth was primarily a result of the operations of the two American Institute of Commerce and three Hamilton Colleges ("The Iowa Colleges") which were acquired in November 1998. Revenue from the operations of schools included in the Company's results for the entire first quarters ended June 30, 1999 and 1998 (same schools) increased 10.2%. The number of students attending the Company's schools at the end of the current quarter ended June 30, 1999 increased 20.7% to 10,158 from 8,418 at the end of the corresponding quarter in 1998 principally as a result of the addition of the Iowa Colleges and same school total student enrollment growth of 6.7%. The number of new student starts at the Company's schools during the three months ended June 30, 1999 increased to 2,569 from 1,997 for the corresponding three months of the prior year, a 28.6% increase. This increase was due to the addition of the Iowa Colleges and a 10.6% increase in the Company's same schools.

Cost of Education and Facilities. Cost of education and facilities increased by $3,030, or 32.2%, to $12,426 for the three months ended June 30, 1999 from $9,396 for the three months ended June 30, 1998, principally as a result of the addition of the Iowa College schools in fiscal 1999, costs related to increased enrollments in those schools, the increased cost of new program implementations and facility expansions. The cost of education and facilities as a percentage of net revenue was 51.5% in 1999 compared with 50.2% in 1998.

Selling and Promotional. Selling and promotional expenses increased by $952, or 34.6%, to $3,704 for the three months ended June 30, 1999 from $2,752 for the three months ended June 30, 1998 principally as a result of the addition of the Iowa schools and increased advertising for new programs. Selling and promotional expenses as a percentage of net revenue increased to 15.4% in 1999 compared with 14.7% in 1998.

General and Administrative. Administrative expenses increased by $1,167, or 20.8%, to $6,791 for the three months ended June 30, 1999 from $5,624 for the three months ended June 30, 1998. Administrative expense as a percentage of net revenue decreased slightly to 28.1% in 1999 compared with 30.1% in 1998.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased $33 or 0.7%, to $426 for the three months ended June 30, 1999 from $459 for the three months ended June 30, 1998. The decrease was primarily a result of certain intangible assets being fully amortized.

Interest Expense, Net. Net interest expense decreased $88 to $246 for the three months ended June 30, 1999 from net interest expense of $334 for the three months ended June 30, 1998. The change was principally a result of lower debt levels from the prior year resulting in decreased interest expense.

Income Taxes. Income taxes increased by $159 to $220 for the three months ended June 30, 1999 from $61 for the three months ended June 30, 1998 due to the increase in income before income taxes.

Net Income. Net income increased to $309 for the three months ended June 30, 1999 from net income of $85 for the three months ended June 30, 1998. The increase was a result of the increased net revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the three months ended June 30, 1999 was $2,945 compared to $3,687 for the three months ended June 30, 1998. Cash used in operating activities in the current three month period is due to increased payments of income taxes and interest payments on borrowings under the Company's bank credit facility. The Company's principal source of funds at June 30, 1999 were cash and cash equivalents of $2,974 and accounts receivable of $7,988. The decrease in cash and cash equivalents of $9,962 for the three months ended June 30, 1999 was due to debt payments of $8,200 and tax payments of $2,400.

Historically, the Company's investment activity consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $1,314 and $347 for the three months ended June 30, 1999 and 1998, respectively, consisting of purchases of additional equipment, upgrades and replacement of existing equipment such as computers and medical equipment for school programs, and expanded facilities. Capital expenditures were primarily at the Atlanta, Nebraska, and Virginia schools to support new programs in the current three month period, and at the CHI Institute schools and Hesser schools in the corresponding three month period of the prior year.

The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased, with the exception of the land and building owned by the Company in Dayton, Ohio; Lincoln and Omaha, Nebraska; and Manchester, New Hampshire. The Company plans to continue to expand current facilities, upgrade and replace equipment, and acquire new schools. The Company expects that its fiscal 2000 operations and planned capital expenditures will be funded through cash generated from existing operations.

The use of cash financing activities experienced for the three month period ended June 30, 1999 was primarily a result of payments on long term debt.

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

OTHER MATTERS

Year 2000 Compliance

Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. Because the Company has purchased or upgraded substantially all of its computer hardware and software systems within the last few years, for reasons unrelated to Year 2000 compliance issues, the Company does not expect to be affected by Year 2000 issues arising from the use of older "legacy" computer-based systems. The Company is currently conducting a comprehensive review of its computer-based systems (both hardware and software) to determine if those systems will be affected by resulting Year 2000 compliance issues. So far, the Company's review of its computer-based systems indicates that approximately 70% of all such systems are Year 2000 compliant. Systems crucial to the Company's financial operations such as accounting and FEEDS (the Company's federal financial aid system software) are Year 2000 compliant. Management has determined that replacement or upgrade of the non-compliant systems will not require incurring costs in excess of $250, and that the replacements and upgrades can be completed with a minimal allocation of manpower. The Company anticipates that all of its internal systems will be Year 2000 compliant by September 30, 1999. The Company is seeking confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant and has received written confirmation of compliance from approximately two-thirds of such outside vendors, financial institutions and otherwise. The Company has been advised by the Department of Education that modifications of the systems involved in the administration of the Department's Federal Direct Student Loan Program which represents a majority of the Company's funding will be completed by June, 1999. However, there can be no assurance that these outside vendors, financial institutions, and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company's results of operations and financial condition. The Company is in the process of formulating contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. Management believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which it has control.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments:.

The Company had no holdings of derivative financial or commodity instruments at June 30, 1999, and the Company does not invest or intend to invest in derivative financial instruments or derivative commodity instruments.

Substantially all of the Company's indebtedness was incurred in connection with the acquisitions of its schools, is payable to the sellers of those schools, and bears a fixed interest rate. However, the Company is exposed to interest rate change market risk with respect to its $40,000 credit facility with a financial institution which is priced based on the London Inter-Bank Offering Rate (LIBOR) plus a spread of 1.500% - 2.375% based on certain conditions. At June 30, 1999, $8,800 was outstanding under its credit facility and the Company had utilized a portion of the credit line to support a Letter of Credit in the amount of $2,400 issued in connection with the acquisition of the Iowa schools. Changes in LIBOR during the next twelve months will have a positive or negative effect on the Company's interest expense. Based on amounts currently outstanding under the credit facility, including the Letter of Credit, each 1% fluctuation in the LIBOR rate will increase or decrease interest expense for the Company by approximately $88 annually.

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

     Exhibits:

     27           Financial Data Schedule June 30, 1999 (for SEC use only)

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Quest Education Corporation.
                                             ----------------------------


Date: August 13, 1999
                                                  /s/ VINCE PISANO
                                             ----------------------------
                                                     Vince Pisano
                                               Chief Financial Officer
                                              Principal Financial Officer
                                                          and
                                             Principal Accounting Officer