Form 10-Q
period 1999-09-30
QUEST EDUCATION CORP
filed 1999-11-10
CIK 1016503

                                 United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________ to __________
Commission file number       000-21567
                       ---------------------

                          Quest Education Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         65-0038445
-------------------------------------                   -----------------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                        Identification No.)


    1400 Hembree Road, Suite 100
              Roswell, GA                                        30076
-------------------------------------                   -----------------------
(Address of principal executive offices)                       (Zip Code)

                                 (770) 510-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not applicable
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 par value, 7,932,390 shares as of November 08, 1999

                          QUEST EDUCATION CORPORATION

                                     INDEX


Part I.    Financial Information

      Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - September 30, 1999 and March 31, 1999 (audited)

                  Condensed consolidated statements of income - Three months ended September 30, 1999 and 1998; six months ended
                  September 30, 1999 and 1998

                  Condensed consolidated statements of cash flows - Six months ended September 30, 1999 and 1998

                  Notes to condensed consolidated financial statements -
                  September 30, 1999

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

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

PART I  FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                          QUEST EDUCATION CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,           MARCH 31,
                                                                                   1999                   1999
                                                                               -------------          ------------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  2,661,093          $ 12,936,466
   Trade accounts receivable, less allowance for doubtful
      accounts of $2,216,786 and $2,412,029, respectively                         13,247,750             9,451,674
   Notes receivable, less allowance for doubtful accounts
      of $1,220,728 and $1,296,600, respectively                                   1,257,244             1,296,600
   Prepaid expenses and other current assets                                       3,339,103             2,724,014
   Deferred income tax assets                                                      1,060,862             1,060,862
                                                                                ------------          ------------
             Total current assets                                                 21,566,052            27,469,616

   Notes receivable, less allowance for doubtful accounts of
     $549,608 and $334,836, respectively                                             549,642               334,836
   Property and equipment, net                                                    16,904,279            15,830,496
   Deferred debt issuance costs, net of accumulated
      amortization of $249,649 and $219,803, respectively                            153,033               204,051
   Covenants not to compete, net of accumulated amortization of
      $1,710,263 and $1,642,291, respectively                                        966,125             1,034,101
   Goodwill and other intangible assets, net of accumulated
      amortization of $10,101,738 and $9,358,231, respectively                    35,168,969            35,065,331
   Deferred income tax assets                                                      1,091,951             1,091,951
   Other assets                                                                      545,782               510,202
                                                                                ------------          ------------
               Total assets                                                     $ 76,945,833          $ 81,540,584
                                                                                ============          ============

                          QUEST EDUCATION CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)

                                                                               SEPTEMBER 30,            MARCH 31,
                                                                                    1999                   1999
                                                                               -------------           ------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                            $     55,556            $     63,473
   Accrued compensation                                                           2,061,216               2,996,082
   Accrued expenses                                                               1,913,464               1,871,749
   Deferred tuition income                                                        9,783,266               8,498,186
   Current portion of long-term debt                                              1,981,493               2,524,252
   Income taxes payable                                                                  --               1,522,194
                                                                               ------------            ------------
      Total current liabilities                                                  15,794,995              17,475,936

   Long-term debt, less current portion                                          17,731,671              19,264,558
   Other liabilities                                                                585,244                 635,936
                                                                               ------------            ------------
      Total liabilities                                                          34,111,910              37,376,430

Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares,
      none issued and outstanding                                                        --                      --
   Common stock, $.01 par value - authorized 15,000,000
      shares, 7,958,361 and 8,220,287 shares issued and
      outstanding at September 30, and March 31, 1999, respectively                  79,584                  82,203
   Additional paid-in capital on common stock                                    33,881,651              36,239,242
   Retained earnings                                                              8,872,688               7,842,709
                                                                               ------------            ------------
      Total stockholders' equity                                                 42,833,923              44,164,154
                                                                               ------------            ------------
      Total liabilities and stockholders' equity                               $ 76,945,833            $ 81,540,584
                                                                               ============            ============


           See notes to condensed consolidated financial statements.

                          QUEST EDUCATION CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                              SEPTEMBER 30,                               SEPTEMBER 30,
                                                        1999                  1998                  1999                 1998
                                                   ------------          ------------          ------------         ------------
                                                    (Unaudited)           (Unaudited)           (Unaudited)           (Unaudited)

  Net revenues                                     $ 26,803,305          $ 20,418,936          $ 50,925,783         $ 39,129,976

  School operating costs:
    Cost of education and facilities                 13,072,985             9,955,438            25,498,535           19,351,825
    Selling and promotional                           4,595,293             3,228,217             8,299,695            5,980,009
    General and administrative expenses               7,155,332             5,751,551            13,946,527           11,375,835
    Amortization of goodwill and intangibles            436,408               434,302               862,501              892,869
                                                   ------------          ------------          ------------         ------------
  Income from operations                              1,543,287             1,049,428             2,318,525            1,529,438
  Interest expense, net                                 311,669               320,318               557,877              654,458
                                                   ------------          ------------          ------------         ------------
  Income before provision for income taxes            1,231,618               729,110             1,760,648              874,980
  Provision for income taxes                            511,121               306,227               730,669              367,492
                                                   ------------          ------------          ------------         ------------
  Net income                                       $    720,497          $    422,883          $  1,029,979         $    507,488
                                                   ============          ============          ============         ============

  Basic:
     Net income per share                          $       0.09          $       0.05          $       0.13         $       0.06
     Weighted average number of shares
         outstanding                                  8,207,728             8,065,369             8,237,813            7,905,162

  Diluted:
     Net income per share                          $      0 .09          $       0.05          $       0.12         $       0.06
     Weighted average number of shares
         outstanding                                  8,368,087             8,209,667             8,421,233            8,112,528


           See notes to condensed consolidated financial statements.

                          QUEST EDUCATION CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               1999                      1998
                                                                           ------------              ------------
OPERATING ACTIVITIES:
Net income                                                                 $  1,029,979              $    507,488
Adjustments to reconcile net income to net cash used in
   operating activities:
      Depreciation                                                            1,648,687                 1,098,291
      Amortization                                                              862,501                   892,869
      Provision for losses on accounts receivable                             1,511,168                 1,261,937
      Changes in operating assets and liabilities, net
         of assets acquired and liabilities assumed                          (7,344,062)               (9,292,927)
                                                                           ------------              ------------
Net cash used in operating activities                                        (2,291,727)               (5,531,712)

INVESTING ACTIVITIES:
Net additions to goodwill and intangibles                                      (825,321)                       --
Purchases of businesses, net of cash acquired                                        --                   (54,721)
Purchases of property and equipment, net                                     (2,722,469)                 (812,802)
                                                                           ------------              ------------
Net cash used in investing activities                                        (3,547,790)                 (867,523)

FINANCING ACTIVITIES:
Issuance of common stock                                                             --                 3,163,129
Exercise of common stock options                                                 64,479                        --
Repurchase of common stock                                                   (2,424,689)                       --
Proceeds from short-term debt                                                 6,800,000                 4,000,000
Principal payments on long-term debt                                         (8,375,646)              (15,399,715)
Payments of amounts due to sellers                                             (500,000)               (3,517,602)
                                                                           ------------              ------------
Net cash used in financing activities                                        (4,435,856)              (11,754,188)

Decrease in cash and cash equivalents                                       (10,275,373)              (18,153,423)
Cash and cash equivalents at beginning of period                             12,936,466                21,445,782
                                                                           ------------              ------------
Cash and cash equivalents at end of period                                 $  2,661,093              $  3,292,359
                                                                           ============              ============


           See notes to condensed consolidated financial statements.

                          QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. 1998 PUBLIC OFFERING

On July 2, 1998, the Company completed a public offering of common stock. A total of 2,000,000 shares were sold at $8.75 per share which included 426,001 shares sold by the Company and 1,873,999 shares sold by certain selling stockholders. This amount includes the over allotment exercised by the underwriters. The net proceeds to the Company were approximately $3.5 million before deducting expenses of the offering. These proceeds are being used for general corporate purposes.

                          QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

3. EARNINGS PER SHARE

Earnings per share is calculated using Statement of Financial Accounting Standards No. 128, Earnings per Share, ("SFAS 128"). Basic earnings per share includes weighted average common shares outstanding. Diluted earnings per share includes weighted average common shares outstanding plus the dilutive effect of stock options and stock purchase warrants.

The table below presents the computations and required disclosures under SFAS 128 and SAB 98 for the computation of basic and diluted earnings per share for the three and six-month periods ended September 30, 1999 and 1998.

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                          1999           1998           1999           1998
                                                       ----------     ----------     ----------     ----------
Numerator:
     Net income                                        $  720,497     $  422,883     $1,029,979     $  507,488

Denominator:
    Denominator for basic earnings per share-
       weighted average shares outstanding              8,207,728      8,065,369      8,237,813      7,905,162
    Effect of dilutive securities:
       Options                                            144,074        128,380        166,691        190,647
       Warrants                                            16,285         15,918         16,729         16,719
                                                       ----------     ----------     ----------     ----------
    Denominator  for  diluted earnings  per
       share-                                           8,368,087      8,209,667      8,421,233      8,112,528
    weighted average shares outstanding

Basic net income per share                             $     0.09     $     0.05     $     0.13     $     0.06

Diluted net income per share                           $     0.09     $     0.05     $     0.12     $     0.06

Options to purchase 656,367 and 456,637 shares of common stock for the three and six month periods ended September 30, 1999 and options to purchase 665,167 and 465,167 shares of common stock for the same periods in fiscal 1998 were not included in the computation of diluted earnings per share. The option's exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial reporting.

                          QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


5. REPURCHASE OF COMMON STOCK

The Company repurchased 279,600 common shares in the three months ended September 30, 1999 at an aggregate cost of $2,424,689 under a stock repurchase program approved by the Company's Board of Directors on May 3, 1999. The common shares were retired by the Company's Board of Directors on September 28, 1999.

6. ACQUISITIONS

The Company made the following acquisitions since April 1, 1998:

                                                                                          ACCOUNTING
         SCHOOL                  DATE ACQUIRED               CURRICULUM                   METHOD (1)
-------------------------    -----------------------    ----------------------     ------------------------
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

American Institute                   11/98                   IT/Business                  Purchase
   of Commerce
Davenport, IA

Hamilton College                     11/98                   IT/Business                  Purchase
Cedar Rapids, IA

Hamilton College                     11/98                   IT/Business                  Purchase
Des Moines, IA

Hamilton College                     11/98                   IT/Business                  Purchase
Mason City, IA


(1) All of the acquisitions were accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statement of income as of the acquisition date. The assets and liabilities of the companies acquired in fiscal 1999 are included in the Company's consolidated balance sheet based on a preliminary allocation of their estimated fair values on the date of acquisition. The excess of cost over acquired net assets of businesses acquired has been recorded as an intangible asset and is being amortized on a straight-line basis over forty years.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN THOUSANDS)

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, risks and uncertainties with respect to program implementation and expansion, performance of existing schools, and those relating to factors identified in Quest Education Corporation's Form 10-K for the year ended March 31, 1999 filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                 1999              1998             1999               1998
                                             -----------       -----------       -----------       -----------
                                              Unaudited         Unaudited         Unaudited         Unaudited
Net revenue                                        100.0%            100.0%            100.0%            100.0%
School operating costs:
  Cost of education and facilities                  48.8              48.8              50.0              49.5
  Selling and promotional expenses                  17.1              15.8              16.3              15.3
  General and administrative expenses               26.7              28.2              27.4              29.1
  Amortization of goodwill and
       intangibles                                   1.6               2.1               1.7               2.3
                                             -----------       -----------       -----------       -----------
Income from operations                               5.8               5.1               4.6               3.8
Interest expense, net                                1.2               1.5               1.1               1.6
                                             -----------       -----------       -----------       -----------
Income before income taxes                           4.6               3.6               3.5               2.2
Provision for income taxes                           1.9               1.5               1.4               0.9
                                             -----------       -----------       -----------       -----------
Net income                                           2.7%              2.1%              2.1%              1.3%
                                             ===========       ===========       ===========       ===========

OTHER OPERATING DATA:
Number of schools at end of period                    30                24                30                24
Number of students at end of period               12,995            11,018            12,995            11,018
Number of new student starts during the            5,418             4,763             7,989             6,760
period


Three Months Ended September 30, 1999 Compared With Three Months Ended September 30, 1998

Net Revenue. Net revenue increased by $6,385, or 31.3%, to $26,804 for the three months ended September 30, 1999 from $20,419 for the three months ended September 30, 1998. Revenue growth was a result of the operations of the two American Institute of Commerce and three Hamilton Colleges that were acquired in November 1998 and new program enrollment. Revenue from the operations of schools included in the Company's results for the entire second quarters ended September 30, 1999 and 1998 increased 16.4% in the current period.

Cost of Education and Facilities. Cost of education and facilities increased by $3,117, or 31.3%, to $13,073 for the three months ended September 30, 1999 from $9,956 for the three months ended September 30, 1999. The increase is principally a result of the addition of five schools in fiscal 1999, costs related to increased enrollments in those schools, the increased cost of new program implementation and facility expansion. The cost of education and facilities as a percentage of net revenue was 48.8% in 1999 and 1998.

Selling and Promotional. Selling and promotional expenses increased by $1,368, or 42.4%, to $4,596 for the three months ended September 30, 1999 from $3,228 for the three months ended September 30, 1998 as a result of the addition of five schools in fiscal 1999 and primarily the promotion of new programs. Selling and promotional expenses as a percentage of net revenue was 17.1% in 1999 compared with 15.8% in 1998.

General and Administrative. General and administrative expenses increased by $1,403, or 24.4%, to $7,155 for the three months ended September 30, 1999 from $5,752 for the three months ended September 30, 1998 primarily as a result of the addition of five schools in fiscal 1999. Administrative expense as a percentage of net revenue was 26.7% in 1999 compared with 28.2% in 1998 due to administrative cost being spread over a larger revenue base.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased $2, or 0.5%, to $436 for the three months ended September 30, 1999 from $434 for the three months ended September 30, 1998. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the five schools in fiscal 1999. Amortization of goodwill and intangibles as a percentage of net revenue was 1.6% in 1999 compared with 2.1% in 1998 due to amortization expense being spread over a larger revenue base.

Interest Expense, Net. Net interest expense decreased $8 to $312 for the three months ended September 30, 1999 from net interest expense of $320 for the three months ended September 30, 1998. The change was principally a result of the reduction of long-term debt. Interest expense as a percentage of net revenue was 1.2% in 1999 compared with 1.5% in 1998.

Income Taxes. Income taxes increased by $205 to $511 for the three months ended September 30, 1999 from $306 for the three months ended September 30, 1998 due to the increase in income before income taxes. Income tax as a percentage of net revenue was 1.9% in 1999 compared with 1.5% in 1998.

Net Income. Net income increased to $721 for the three months ended September 30, 1999 from net income of $423 for the three months ended September 30, 1998. The increase was a result of expanded revenues without a proportionate increase in costs. Net income as a percentage of net revenue was 2.7% in 1999 compared with 2.1% in 1998.

Other Operating Data. The number of students attending the Company's schools at the end of the current quarter increased 17.9% to 12,995 from 11,018 at the end of the corresponding quarter in 1998 as a result of the addition of five schools in fiscal 1999 and growth in existing schools. The number of new student starts at the Company's schools during the three months ended September 30, 1999 increased to 5,418 from 4,763 for the corresponding three months of the prior year, a 13.8% increase. This increase was due to the addition of five schools in fiscal 1999 and enrollment in new programs in existing schools.


Six Months Ended September 30, 1999 Compared With Six Months Ended September 30, 1998

Net Revenue. Net revenue increased by $11,796, or 30.1%, to $50,926 for the three months ended September 30, 1999 from $39,130 for the six months ended September 30, 1998. Revenue growth was a result of the operations of the five schools, which were acquired in November 1998 and new program enrollment. Revenue from the operations of schools included in the Company's results for the entire six months ended September 30, 1999 and 1998 increased 13.4% in the current period.

Cost of Education and Facilities. Cost of education and facilities increased by $6,147, or 31.8%, to $25,499 for the six months ended September 30, 1999 from $19,352 for the six months ended September 30, 1998. This is principally a result of the addition of five schools in fiscal 1999 and costs related to increased enrollments in those schools, the increased cost of new program implementation and facility expansion in existing schools. The cost of education and facilities as a percentage of net revenue was 50.0% in 1999 compared with 49.5% in 1998.

Selling and Promotional. Selling and promotional expenses increased by $2,320, or 38.8%, to $8,300 for the six months ended September 30, 1999 from $5,980 for the six months ended September 30, 1998 as a result of the addition of five schools in fiscal 1999 and primarily the promotion of new programs. Selling and promotional expenses as a percentage of net revenue was 16.3% in 1999 compared with 15.3% in 1998.

General and Administrative. General and administrative expenses increased by $2,570, or 22.6%, to $13,946 for the six months ended September 30, 1999 from $11,376 for the six months ended September 30, 1998 primarily due to the addition of five schools in fiscal 1999. Administrative expense as a percentage of net revenue decreased to 27.4% in 1999 compared with 29.1% in 1998 due to administrative cost being spread over a larger revenue base.

Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles decreased $31, or 3.5%, to $862 for the six months ended September 30, 1999 from $893 for the six months ended September 30, 1998. The decrease was primarily a result of certain intangible assets being fully amortized. Amortization of goodwill and intangibles as a percentage of net revenue was 1.7% in 1999 as compared with 2.3% in 1998 due to amortization expense being spread over a larger revenue base.

Interest Expense, Net. Net interest expense decreased $96 to $558 for the six months ended September 30, 1999 from net interest income of $654 for the six months ended September 30, 1998. The change was principally a result of the reduction of long-term debt. Net interest expense as a percentage of net revenue was 1.1% in 1999 as compared with 1.6% in 1998.

Income Taxes. Income taxes increased by $364 to $731 for the six months ended September 30, 1999 from $367 for the six months ended September 30, 1998 due to the increase in income before income taxes. Income tax expense as a percentage of net revenue was 1.4% in 1999 as compared with .9% in 1998.

Net Income. Net income increased to $1,030 for the six months ended September 30, 1999 from net income of $508 for the six months ended September 30, 1998. The increase was a result of expanded revenues without a proportionate increase in costs. Net income as a percentage of revenue was 2.1% in 1999 as compared with 1.3% in 1998.

Other Operating Data. The number of students attending the Company's schools at the end of the current quarter increased 17.9% to 12,995 from 11,018 at the end of the corresponding quarter in 1998, principally as a result of the addition of five schools in fiscal 1999 which accounted for 1,220 students. The number of new student starts at the Company's schools during the six months ended September 30, 1999 increased to 7,989 from 6,760 for the corresponding six months of the prior year, a 18.2% increase. This increase was due to the addition of five schools in fiscal 1999 and enrollment in new programs in existing schools.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six months ended September 30, 1999 was $2,292 compared to $5,532 for the six months ended September 30, 1998. Cash used in operating activities decreased in the current six month period due to payments incurred in prior year of professional fees and other merger expenses and working capital provided to fund the CHI Institute and Hesser College operations during the change of ownership period when federal funding was suspended by the Department of Education. The Company's principal source of funds at September 30, 1999 was cash and cash equivalents of $2,661 and net accounts receivable of $13,248. The decrease in cash and cash equivalents of $10,275 for the six months ended September 30, 1999 was due to debt payments of $8,200 and tax payments of $2,400. The $3,796 decrease in net trade accounts receivable experienced for the six months ended September 30, 1999 was primarily a result of receivable growth pending approval of certification of Title IV funding last term. The decrease in additional paid-in-capital of $2,358 for the six months ended September 30, 1999 was a result of the repurchase of common stock.

Historically, the Company's investment activity consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding capital leases, totaled $2,680 and $868 for the six months ended September 30, 1999 and 1998, respectively, consisting primarily of purchases of additional equipment, upgrades and replacement of existing equipment such as computers and medical equipment for school programs, and expanded facilities. Capital expenditures were primarily in the schools implementing the new IT programs and for leasehold improvements in the current six-month period, and the CHI Institute and Hesser College six-month period of the prior year.

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

The use of cash in financing activities experienced for the six month period ended September 30, 1999 was primarily a result of payments on long-term debt and repurchase of common stock, offset by short-term borrowings and exercise of common stock options.

Cash flow from operations on a long-term basis is highly dependent on the receipt of funds from Title IV Programs. Most of the Company's net revenue is derived from Title IV Programs. Disbursement of Title IV Program funds is governed by federal regulations. For students enrolled in programs, not divided into quarters or semesters, payments are generally made in two equal installments, one in the first 30 days following the student's first day of class and the second when the student reaches the midpoint of the program. For students enrolled in quarters or semesters, payments are made at the beginning of each term, with the exception of the initial disbursement which is made 30 days following the student's first day of class.

In the routine course of acquiring other schools, the Company must obtain certain regulatory approvals, typically from state agencies and the U.S. Department of Education. After change of control, the Department of Education may suspend payments of the school's Title IV funding until the Department completes a recertification. This recertification process including obtaining prerequisite approvals from state regulatory and appropriate accrediting agencies typically takes from two to four months. Currently, the Company has no schools pending recertification.

OTHER MATTERS

Year 2000 Compliance

Computer-based systems that utilize two digits rather than four digits to define the applicable year may fail to properly recognize date sensitive information when the year changes to 2000. Because the Company has purchased or upgraded substantially all of its computer hardware and software systems within the last few years, for reasons unrelated to Year 2000 compliance issues, the Company does not expect to be affected by Year 2000 issues arising from the use of older "legacy" computer-based systems. The Company is currently conducting a comprehensive review of its computer-based systems (both hardware and software) to determine if those systems will be affected by resulting Year 2000 compliance issues. So far, the Company's review of its computer-based systems indicates that approximately 90% of all such systems are Year 2000 compliant. Systems crucial to the Company's financial operations such as accounting and FEEDS (the Company's federal financial aid system software) are Year 2000 compliant. Management has determined that replacement or upgrade of the non-compliant systems will not require incurring costs that would be material to the Company's results of operations and financial condition and that the replacements and upgrades can be completed with a minimal allocation of manpower. The Company anticipates that all of its internal systems will be Year 2000 compliant at December 31, 1999. The Company is seeking confirmation from outside vendors, financial institutions and others that they are Year 2000 compliant or that they are developing and implementing plans to become Year 2000 compliant and has received written confirmation of compliance from approximately 95% of such outside vendors, financial institutions and others. The Company has been advised by the Department of Education that modifications of the systems involved in the administration of the Department's Federal Direct Student Loan Program which represents a majority of the Company's funding are complete. However, there can be no assurance that these outside vendors, financial institutions and others will timely resolve their own Year 2000 compliance issues or that any such failure would not have an adverse effect on the Company's results of operations and financial condition. The Company is in the process of formulating contingency plans to assure the continuation of its operations if these outside vendors, financial institutions or others fail to timely resolve their own Year 2000 compliance issues. Management believes it is devoting the necessary resources to timely address all Year 2000 compliance issues over which it has control.


Quantitative and Qualitative Disclosures about Market Risk

The Company has considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments:

The Company had no holdings of derivative financial or commodity instruments at September 30, 1999, and the Company does not invest or intend to invest in derivative financial instruments or derivative commodity instruments.

Substantially all of the Company's indebtedness was incurred in connection with the acquisitions of its schools, is payable to the sellers of those schools, and bears a fixed interest rate. However, the Company is exposed to interest rate change market risk with respect to its $40,000 credit facility with a financial institution which is priced based on the London Inter-Bank Offering Rate (LIBOR) plus a spread of 1.500% - 2.375% based on certain conditions. At September 30, 1999, $12,300 was outstanding under its credit facility and the Company had utilized a portion of the credit line to support a Letter of Credit in the amount of $2,400 issued in connection with the acquisition of the Iowa schools. As of October 31, 1999, the letter of credit is no longer required. Changes in LIBOR during the next twelve months will have a positive or negative effect on the Company's interest expense. Based on amounts currently outstanding under the credit facility, including the Letter of Credit, each 1% fluctuation in the LIBOR rate will increase or decrease interest expense for the Company by approximately $123 annually.

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

    None

Item 3.  Defaults upon Senior Securities.

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company conducted its 1999 Annual Shareholders' Meeting on September 28, 1999. Represented in person or by proxy were 6,922,507 shares, or approximately 84% of the total 8,236,072 shares outstanding at the Record Date. The following actions were taken on items submitted to a vote of the shareholders:

1. Approved by an affirmative vote of the holders of 99% of the shares represented in person or by proxy: Election of the five member Board of Directors for 1999-2000 consisting of Gary D. Kerber, Robert J. Cresci, William D. Ford, Carl S. Hutman, and Richard E. Kroon.

2. Approved by an affirmative vote of the holders of 99% of the shares represented in person or by proxy: Ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the current fiscal year.

Item 5.  Other Information.

    None

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits:



     27.    Financial Data Schedule (for SEC use only)


      Reports on Form 8-K

      None

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Quest Education Corporation


Date: November 10, 1999                             /s/ Vince Pisano
                                         -------------------------------------
                                                     (Signature)
                                                    Vince Pisano
                                                Chief Financial Officer
                                              Principal Financial Officer
                                                         and
                                              Principal Accounting Officer