Form 10-Q
period 1999-12-31
QUEST EDUCATION CORP
filed 2000-02-10
CIK 1016503

                                  United States

                       Securities and Exchange Commission

                              Washington, DC 20549

                                    FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Period Ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Transition Period From __________ to __________

Commission file number       000-21567
                       ---------------------

                           QUEST EDUCATION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                         65-0038445
     -------------------------------                            -------------
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)


       1400 Hembree Road, Suite 100
               Roswell, GA                                           30076
 ----------------------------------------                         ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 par value, 7,942,573 shares as of February 1, 2000

                           QUEST EDUCATION CORPORATION

                                      INDEX

Part I.    Financial Information

      Item 1. Condensed Consolidated Financial Statements (Unaudited)

              Condensed consolidated balance sheets - December 31, 1999 and
                March 31, 1999 (audited)

              Condensed consolidated statements of income - Three months ended
                December 31, 1999 and 1998; nine months ended December 31, 1999 and 1998

              Condensed consolidated statements of cash flows - Nine months ended December 31, 1999 and 1998

              Notes to condensed consolidated financial statements -
                December 31, 1999

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

      Item 4. Submission of Matters to a Vote of Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

                           QUEST EDUCATION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,            MARCH 31,
                                                                                   1999                  1999
                                                                             ---------------         -------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $1,746,353           $12,936,466
   Trade accounts receivable, less allowance for doubtful
      accounts of $2,545,436 and $2,412,029, respectively                          9,542,497             9,451,674
   Notes receivable, less allowance for doubtful accounts
      of $1,169,836 and $1,296,600, respectively                                   1,164,017             1,296,600
   Prepaid expenses and other current assets                                       2,977,777             2,724,014
   Deferred income tax assets                                                      1,060,862             1,060,862
                                                                             ---------------         -------------
             Total current assets                                                 16,491,506            27,469,616

   Notes receivable, less allowance for doubtful accounts of
     $549,608 and $334,836, respectively                                             549,642               334,836
   Property and equipment, net                                                    17,798,792            15,830,496
   Deferred debt issuance costs, net of accumulated
      amortization of $275,158 and $219,803, respectively                            127,524               204,051
   Covenants not to compete, net of accumulated amortization of
      $1,744,254 and $1,642,291, respectively                                        932,138             1,034,101
   Goodwill and other intangible assets, net of accumulated
      amortization of $10,481,326 and $9,358,231, respectively                    35,250,655            35,065,331
   Deferred income tax assets                                                      1,091,951             1,091,951
   Other assets                                                                      506,533               510,202
                                                                             ---------------         -------------
               Total assets                                                      $72,748,741           $81,540,584
                                                                             ===============         =============


                           QUEST EDUCATION CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                             DECEMBER 31,              MARCH 31,
                                                                                 1999                    1999
                                                                           ----------------         ---------------
                                                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $  703,899               $  63,473
   Accrued compensation                                                           1,082,450               2,996,082
   Accrued expenses                                                               1,434,938               1,871,749
   Deferred tuition income                                                        5,237,591               8,498,186
   Current portion of long-term debt                                              1,951,056               2,524,252
   Income taxes payable                                                             555,395               1,522,194
                                                                           ----------------         ---------------
      Total current liabilities                                                  10,965,329              17,475,936

   Long-term debt, less current portion                                          15,934,840              19,264,558
   Other liabilities                                                                574,428                 635,936
                                                                           ----------------         ---------------
      Total liabilities                                                          27,474,597              37,376,430

Stockholders' equity:
   Preferred stock, authorized 5,000,000 shares,
      none issued and outstanding                                                        --                      --
   Common stock, $.01 par value - authorized 15,000,000
      shares, 7,933,390 and 8,220,287 shares issued and
      outstanding at December 31, and March 31, 1999, respectively                   79,334                  82,203
   Additional paid-in capital on common stock                                    33,442,118              36,239,242
   Retained earnings                                                             11,752,692               7,842,709
                                                                           ----------------         ---------------
      Total stockholders' equity                                                 45,274,144              44,164,154
                                                                           ----------------         ---------------
      Total liabilities and stockholders' equity                                $72,748,741             $81,540,584
                                                                           ================         ===============





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           QUEST EDUCATION CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               DECEMBER 31,                               DECEMBER 31,
                                                       1999                  1998                 1999                  1998
                                                  -------------         -------------         -------------         ------------
                                                   (UNAUDITED)           (UNAUDITED)           (UNAUDITED)          (UNAUDITED)
  Net revenues                                      $30,006,165           $24,877,680           $80,931,948          $64,007,656

  School operating costs:
    Cost of education and facilities                 13,059,312            10,302,574            38,557,847           29,654,399
    Selling and promotional                           4,395,060             3,037,583            12,694,755            9,017,592
    General and administrative expenses               6,786,955             6,435,541            20,733,482           17,811,376
    Amortization of goodwill and intangibles            439,084               480,857             1,301,585            1,373,726
                                                  -------------         -------------         -------------         ------------
  Income from operations                              5,325,754             4,621,125             7,644,279            6,150,563
  Interest expense, net                                 402,690               324,943               960,567              979,401
                                                  -------------         -------------         -------------         ------------
  Income before provision for income taxes            4,923,064             4,296,182             6,683,712            5,171,162
  Provision for income taxes                          2,043,060             1,804,396             2,773,729            2,171,888
                                                  -------------         -------------         -------------         ------------
  Net income                                        $ 2,880,004           $ 2,491,786           $ 3,909,983          $ 2,999,274
                                                  =============         =============         =============         ============

  Basic:
     Net income per share                                 $0.36                 $0.31                 $0.48                $0.38
     Weighted average number of shares
         outstanding                                  7,944,749             8,177,374             8,135,533            7,996,229

  Diluted:
     Net income per share                                 $0.36                 $0.30                 $0.47                $0.37
     Weighted average number of shares
         outstanding                                  8,072,486             8,334,588             8,299,022            8,186,548






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           QUEST EDUCATION CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                             1999                     1998
                                                                       ----------------         -----------------
OPERATING ACTIVITIES:
Net income                                                                 $  3,909,983                $2,999,274
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation                                                            2,549,841                 1,681,785
      Amortization                                                            1,301,585                 1,373,726
      Provision for losses on accounts receivable                             2,219,426                 2,028,180
      Changes in operating assets and liabilities, net
         of assets acquired and liabilities assumed                          (8,641,485)               (7,518,643)
                                                                       ----------------         -----------------
Net cash provided by operating activities                                     1,339,350                   564,322

INVESTING ACTIVITIES:
Net additions to goodwill and intangibles                                    (1,308,418)                       --
Purchases of businesses, net of cash acquired                                        --                  (425,588)
Purchases of property and equipment, net                                     (4,518,137)               (3,365,775)
                                                                       ----------------         -----------------
Net cash used in investing activities                                        (5,826,555)               (3,791,363)

FINANCING ACTIVITIES:
Issuance of common stock                                                         51,990                 2,926,634
Exercise of common stock options                                                559,393                        --
Repurchases of common stock                                                  (3,411,377)                       --
Proceeds from long-term debt                                                  9,700,000                 4,000,000
Principal payments on long-term debt                                        (12,427,914)              (15,736,495)
Payments of amounts due to sellers                                           (1,175,000)               (3,517,602)
Increase in deferred debt issue costs                                                --                   (30,180)
                                                                       ----------------         -----------------
Net cash used in financing activities                                        (6,702,908)              (12,357,643)

Decrease in cash and cash equivalents                                       (11,190,113)              (15,584,684)
Cash and cash equivalents at beginning of period                             12,936,466                21,445,782
                                                                       ----------------         -----------------
Cash and cash equivalents at end of period                                 $  1,746,353              $  5,861,098
                                                                       ================         =================





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission.

The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           QUEST EDUCATION CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



2. EARNINGS PER SHARE

Earnings per share is calculated using Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, ("SFAS 128"). Basic earnings per share includes weighted average common shares outstanding. Diluted earnings per share includes weighted average common shares outstanding plus the dilutive effect of stock options and stock purchase warrants.

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         DECEMBER 31,                          DECEMBER 31,
                                                   1999              1998                1999               1998
                                               -----------        -----------        ------------       ------------
Numerator:
     Net income                                 $2,880,004         $2,491,786          $3,909,983         $2,999,274

Denominator:
    Denominator for basic earnings per share-
       weighted average shares outstanding       7,944,749          8,177,374           8,135,533          7,996,229
     Effect of dilutive securities:
       Options                                     115,616            143,313             148,858            174,340
       Warrants                                     12,121             13,901              14,631             15,979
                                               -----------        -----------        ------------       ------------
    Denominator for diluted earnings
      per share- weighted average shares
      outstanding                                8,072,486          8,334,588           8,299,022          8,186,548

Basic net income per share                          $ 0.36             $ 0.31              $ 0.48             $ 0.38

Diluted net income per share                        $ 0.36             $ 0.30              $ 0.47             $ 0.37

Options to purchase 633,200 and 414,867 shares of common stock for the three and nine month periods ended December 31, 1999 and options to purchase 745,500 and 665,167 shares of common stock for the same periods in fiscal 1998 were not included in the computation of diluted earnings per share. The options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


3. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued in June 1999 and delayed the adoptive date of SFAS No. 133 to all fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial reporting.

4. REPURCHASE OF COMMON STOCK

The Company repurchased and retired 395,800 common shares during the nine-month period ended December 31, 1999 at an aggregate cost of $3,411,377 under a stock repurchase program approved by the Company's Board of Directors on May 3, 1999.


5. ACQUISITIONS

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

RESULTS OF OPERATIONS

                                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                            DECEMBER 31,                            DECEMBER 31,
                                                      1999                 1998              1999                1998
                                                  -----------          -----------        -----------        -----------
                                                     UNAUDITED           UNAUDITED          UNAUDITED          UNAUDITED
      Net revenue                                       100.0%               100.0%             100.0%             100.0%
      School operating costs:
        Cost of education and facilities                 43.5                 41.4               47.6               46.3
        Selling and promotional expenses                 14.7                 12.2               15.7               14.1
        General and administrative expenses              22.6                 25.9               25.6               27.8
        Amortization of goodwill and
          intangibles                                     1.5                  1.9                1.6                2.1
                                                  -----------          -----------        -----------        -----------
      Income from operations                             17.7                 18.6                9.5                9.7
      Interest expense, net                               1.3                  1.3                1.2                1.5
                                                  -----------          -----------        -----------        -----------
      Income before income taxes                         16.4                 17.3                8.3                8.2
      Provision for income taxes                          6.8                  7.3                3.4                3.4
                                                  -----------          -----------        -----------        -----------
      Net income                                          9.6%                10.0%               4.9%               4.8%
                                                  ===========          ===========        ===========        ===========

      OTHER OPERATING DATA:
      Number of schools at end of period                  30                   29                 30                 29
      Number of students at end of period             11,982               11,214             11,982             11,214
      Number of new student starts during the
      period                                           2,512                1,768             10,501              8,528



THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

NET REVENUE. Net revenue increased by $5,128, or 20.6%, to $30,006 for the three months ended December 31, 1999 from $24,878 for the three months ended December 31, 1998. Revenue growth was a result of the operations of the two American Institutes of Commerce and three Hamilton Colleges that were acquired in November 1998 and new program enrollment. Revenue from the operations of schools included in the Company's results for the entire third quarters ended December 31, 1999 and 1998 increased 9.0% in the current period.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased by $2,756, or 26.7%, to $13,059 for the three months ended December 31, 1999 from $10,303 for the three months ended December 31, 1998. The increase is principally a result of the addition of five schools in fiscal 1999, costs related to increased enrollments in those schools, the increased cost of new program implementation and facility expansion. The cost of education and facilities as a percentage of net revenue was 43.5% in 1999 compared with 41.4% in 1998 due to new program implementation and facility expansion.

SELLING AND PROMOTIONAL. Selling and promotional expenses increased by $1,357, or 44.7%, to $4,395 for the three months ended December 31, 1999 from $3,038 for the three months ended December 31, 1998 primarily as a result of the promotion of new programs and the addition of five schools in fiscal 1999. Selling and promotional expenses as a percentage of net revenue was 14.7% in 1999 compared with 12.2% in 1998 because of the promotion of new programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $352, or 5.5%, to $6,787 for the three months ended December 31, 1999 from $6,435 for the three months ended December 31, 1998 primarily as a result of the addition of five schools in fiscal 1999. Administrative expense as a percentage of net revenue was 22.6% in 1999 compared with 25.9% in 1998 reflecting fixed administrative costs being spread over a larger revenue base.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles decreased $42, or 8.7%, to $439 for the three months ended December 31, 1999 from $481 for the three months ended December 31, 1998. The decrease was primarily a result of intangibles being fully amortized. Amortization of goodwill and intangibles as a percentage of net revenue was 1.5% in 1999 compared with 1.9% in 1998

INTEREST EXPENSE, NET. Net interest expense increased $78 to $403 for the three months ended December 31, 1999 from $325 for the three months ended December 31, 1998. The change was principally a result of additional borrowings for the repurchase of common stock. Interest expense as a percentage of net revenue was 1.3% in 1999 and 1998 reflecting the repayment of debt incurred in acquisitions.

INCOME TAXES. The provision for income taxes increased by $239 to $2,043 for the three months ended December 31, 1999 from $2,492 for the three months ended December 31, 1998 due to the increase in income before income taxes. The provision for the income tax as a percentage of net revenue was 6.8% in 1999 compared with 7.3% in 1998 due to income taxes being spread over a larger revenue base. The effective income tax rate was consistent over these periods.

NET INCOME. Net income increased to $2,880 for the three months ended December 31, 1999 from net income of $1,804 for the three months ended December 31, 1998. The increase was a result of expanded revenues offset by an increase in education and facilities costs and selling and promotional costs. Net income as a percentage of net revenue was 9.6% in 1999 compared with 10.0% in 1998.

OTHER OPERATING DATA. The number of students attending the Company's schools at the end of the current quarter increased 6.8% to 11,982 from 11,214 at the end of the corresponding quarter in 1998 as a result of the addition of five schools in fiscal 1999 and growth in existing schools. The number of new student starts at the Company's schools during the three months ended December 31, 1999 increased to 2,512 from 1,768 for the corresponding three months of the prior year, a 42.1% increase. This increase was due to the addition of five schools in fiscal 1999 and increased enrollment in new programs in existing schools.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 1998

NET REVENUE. Net revenue increased by $16,924, or 26.4%, to $80,932 for the nine months ended December 31, 1999 from $64,008 for the nine months ended December 31, 1998. Revenue growth was a result of the operations of the five schools, which were acquired in November 1998 and new program enrollment. Revenue from the operations of schools included in the Company's results for the entire nine months ended December 31, 1999 and 1998 increased 11.8% in the current period due to new program enrollment.

COST OF EDUCATION AND FACILITIES. Cost of education and facilities increased by $8,904, or 30.0%, to $38,558 for the nine months ended December 31, 1999 from $29,654 for the nine months ended December 31, 1998. This is principally a result of the addition of five schools in fiscal 1999 and costs related to increased enrollments in those schools, the increased cost of new program implementation and facility expansion in existing schools. The cost of education and facilities as a percentage of net revenue was 47.6% in 1999 compared with 46.3% in 1998 due to new program implementation and facility expansion.

SELLING AND PROMOTIONAL. Selling and promotional expenses increased by $3,677, or 40.8%, to $12,695 for the nine months ended December 31, 1999 from $9,018 for the nine months ended December 31, 1998 primarily as a result of the promotion of new programs and the addition of five schools in fiscal 1999. Selling and promotional expenses as a percentage of net revenue was 15.7% in 1999 compared with 14.1% in 1998 because of the promotion of new programs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $2,922, or 16.4%, to $20,733 for the nine months ended December 31, 1999 from $17,811 for the nine months ended December 31, 1998 primarily due to the addition of five schools in fiscal 1999. Administrative expense as a percentage of net revenue decreased to 25.6% in 1999 compared with 27.8% in 1998 due to fixed administrative costs being spread over a larger revenue base.

AMORTIZATION OF GOODWILL AND INTANGIBLES. Amortization of goodwill and intangibles decreased $73, or 5.3%, to $1,301 for the nine months ended December 31, 1999 from $1,374 for the nine months ended December 31, 1998. The decrease was primarily a result of intangible assets being fully amortized. For the same reason, amortization of goodwill and intangibles as a percentage of net revenue was 1.6% in 1999 compared with 2.1% in 1998.

INTEREST EXPENSE, NET. Net interest expense decreased $19 to $961 for the nine months ended December 31, 1999 from $980 for the nine months ended December 31, 1998. The change was principally a result of the reduction of long-term debt. Net interest expense as a percentage of net revenue was 1.2% in 1999 compared with 1.5% in 1998 reflecting the repayment of debt incurred in acquisitions.

INCOME TAXES. Income taxes increased by $602 to $2,774 for the nine months ended December 31, 1999 from $2,172 for the nine months ended December 31, 1998 due to the increase in income before income taxes. Income tax expense as a percentage of net revenue was 3.4% in 1999 and 1998.

NET INCOME. Net income increased to $3,910 for the nine months ended December 31, 1999 from net income of $2,999 for the nine months ended December 31, 1998. The increase was a result of expanded revenues offset by an increase in education and facilities costs and selling and promotional costs. Net income as a percentage of revenue was 4.9% in 1999 compared with 4.8% 1998.

OTHER OPERATING DATA. The number of students attending the Company's schools at the end of the current quarter increased 6.8% to 11,982 from 11,214 at the end of the corresponding quarter in 1998, principally as a result of the addition of five schools in fiscal 1999 which accounted for 1,443 students. The number of new student starts at the Company's schools during the nine months ended December 31, 1999 increased to 10,501 from 8,528 for the corresponding nine months of the prior year, a 23.1% increase. This increase was due to the addition of five schools in fiscal 1999 and enrollment in new programs in existing schools.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1,339 and $564 for the nine months ended December 31, 1999 and December 31, 1998, respectively. The Company's principal source of funds at December 31, 1999 was cash and cash equivalents of $1,746 and net accounts receivable of $9,542. The decrease in cash and cash equivalents of $11,190 for the nine months ended December 31, 1999 was due to debt payments of $13,603, repurchase of common stock of $3,411 and tax payments of $2,400, offset by short term borrowings of $9,700.

Investing activities consist of capital expenditures totaling $4,518 and $3,366 for the nine months ended December 31, 1999 and 1998, respectively. The purchases included additional equipment, upgrades and replacement of existing equipment such as computers and medical equipment for school programs, and expanded facilities. Capital expenditures were primarily in the schools implementing the new IT programs and for leasehold improvements in the current nine-month period.

The Company's capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased, with the exception of the land and buildings owned by the Company in Dayton, Ohio; Lincoln and Omaha, Nebraska; and Manchester, New Hampshire. The Company plans to continue to expand current facilities, upgrade and replace equipment, and acquire new schools. The Company expects that its fiscal 2000 operations and planned capital expenditures will be funded through cash generated from existing operations.

The use of cash in financing activities experienced for the nine-month period ended December 31, 1999 was primarily a result of payments of $13,603 on long-term debt and $3,411 for the repurchase of common stock, offset by short-term borrowings and exercise of common stock options.

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

OTHER MATTERS

Year 2000 Compliance

The Year 2000 issue concerns the inability of information technology (IT) systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on microprocessors. As of the filing of this document in mid February 2000, the Company has not experienced any significant Year 2000 issues. All our systems have been made Year 2000 compliant. Additionally, there have been no Year 2000 problems experienced by the Company either directly or indirectly as a result of third party participants such as suppliers or customers. The Company was not affected the change to Year 2000, and felt no impact from any of its vendors, financial institutions or the Department of Education's Federal Direct Student Loan Program.

Quantitative and Qualitative Disclosures about Market Risk

The Company has considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

The Company had no holdings of derivative financial or commodity instruments at December 31, 1999, and the Company does not invest or intend to invest in derivative financial instruments or derivative commodity instruments.

Substantially all of the Company's indebtedness was incurred in connection with the acquisitions of its schools, is payable to the sellers of those schools, and bears fixed interest rates. However, the Company is exposed to interest rate change market risk with respect to its $40,000 credit facility with a financial institution which is priced based on the London Inter-Bank Offering Rate (LIBOR) plus a spread of 1.500% - 2.375% based on certain conditions. At December 31, 1999, $13,581 was outstanding under its credit facility. Changes in LIBOR during the next twelve months will have a positive or negative effect on the Company's interest expense. Based on amounts currently outstanding under the credit facility, each 1% fluctuation in the LIBOR rate will increase or decrease interest expense for the Company by approximately $136 annually.

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

                                                Quest Education Corporation

Date: February 9, 2000                                 /s/ Vince Pisano
                                                ---------------------------
                                                        (Signature)
                                                       Vince Pisano
                                                 Chief Financial Officer
                                                Principal Financial Officer
                                                            and
                                               Principal Accounting Officer