Form 10-K
period 2000-03-31
QUEST EDUCATION CORP
filed 2000-06-26
CIK 1016503

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

               FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

    [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-21567

                          QUEST EDUCATION CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      65-0038445
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

1400 HEMBREE ROAD, SUITE 100, ROSWELL, GEORGIA                     30076
   (Address of principal executive offices)                      (Zip Code)

                                 (770) 510-2000
               Registrant's telephone number, including area code

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price for such stock at June 21, 2000:
$61,839,187.

     The number of shares outstanding of each of the registrant's classes of common stock, as of June 21, 2000: 7,960,616 (one class).
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          QUEST EDUCATION CORPORATION

                                   FORM 10-K
                                     INDEX

                                                                          PAGE
                                                                          ----
                                       PART I
Item 1.     Business....................................................    1
Item 2.     Properties..................................................   13
Item 3.     Legal Proceedings...........................................   14
Item 4.     Submission of Matters to a Vote of Security Holders.........   14
                                      PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................   15
Item 6.     Selected Financial Data.....................................   16
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   17
Item 8.     Financial Statements and Supplementary Data.................   30
Item 9.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................   30
                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........   31
Item 11.    Executive Compensation......................................   34
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management................................................   40
Item 13.    Certain Relationships and Related Transactions..............   41
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................   43
Signatures..............................................................   51

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

     We provide diversified career oriented postsecondary education to over 13,400 students at 30 schools located in eleven states. We offer a variety of bachelor degree, associate degree, and diploma programs designed to provide students with the knowledge and skills necessary to qualify them for entry level employment principally in the fields of healthcare, business, information technology, and fashion and design. Our curricula include programs leading to employment in ten of the 15 fastest growing occupations (measured by percentage growth from 1994 through 2005) as projected by the U.S. Department of Labor. At March 31, 2000, approximately 50% of our students were enrolled in bachelor and associate degree programs.

     In 1996, there were 14.6 million students participating in postsecondary education programs, 44% of whom were over the age of 24.(1) We believe the demand for postsecondary career oriented education will increase over the next several years as a result of recognized trends, including:

     - a projected 20% growth in the number of high school enrollments from approximately 13.5 million in 1994 to approximately 16.3 million in 2009,

     - the increasing enrollment in postsecondary educational institutions (14.6 million in 1996 versus 12.1 million in 1980) as they seek to enhance their skills or retrain for new technologies, and

     - the increasing recognition of the income premium attributable to higher education degrees, with individuals holding associate degrees earning on average approximately 30% more income during their lifetimes than individuals holding only high school diplomas.(2)

     According to the Department of Education, there were 1,997 accredited, proprietary postsecondary institutions participating in the student financial aid programs administered by the Department of Education pursuant to Title IV of the Higher Education Act of 1965 as of June 2000. The ownership of these institutions is highly fragmented. Although the industry appears to be moving into a consolidation phase, we believe that no organization either holds a significant national market share or owns or operates more than 75 schools.

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

     We have implemented the following strategies to achieve these goals:

     Internal Growth Strategy. We intend to increase student enrollment at our schools by continuing to enhance local marketing efforts and increasing the number and variety of program offerings at our schools. We intend to continue to increase the number and variety of programs offered at our schools by:

     - rolling out new diploma and degree programs, including a centrally developed information technology diploma and degree program;

---------------

1 Source: National Center for Educational Statistics, Digest of Education
  Statistics, 1999

2 Source: Department of Education

     - replicating existing programs at selected schools where these programs are not offered; and

     - introducing associate degree programs at all schools currently offering only diploma programs.

     Acquisition Strategy. We intend to continue to make selective acquisitions of additional schools and integrate them into our existing system. We believe that the fragmentation of the postsecondary education market provides significant opportunities to consolidate existing independently owned schools. We expect to utilize cash on hand, our bank credit facility, our common stock, and seller financing in connection with any acquisitions. In general, our principal acquisition criteria are:

     - historical profitability,

     - acceptable default rates with respect to federally guaranteed or funded student loans,

     - established and marketable curricula, and

     - demographic profiles in the area which indicate a potential for growth.

     We concentrate our acquisition efforts on schools which satisfy our general acquisition criteria and offer curricula in the fields of study currently offered at our schools and selected other fields of study.

     Additional Location Strategy. We intend to capitalize on our schools' existing infrastructure and curricula by opening additional locations by branching from our existing institutions in areas that exhibit strong enrollment potential and job placement opportunities. Our principal criteria for determining whether to open new schools are the demographic profile of the location and the economic and management cost of opening the new location. We expect to open additional new schools in fiscal 2001.

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

                                                                                               INSTITUTIONAL
                                           DATE             PRINCIPAL             DEGREE        ACCREDITING
                SCHOOL                   ACQUIRED          CURRICULA(1)         GRANTING(2)      AGENCY(3)
                ------                   --------    ------------------------   -----------    -------------
Maric College..........................    4/88      Healthcare/IT              Associate      ACCSCT
  San Diego, CA
Maric College..........................    4/88      Healthcare/IT              Associate      ACCSCT
  Vista, CA(4)
Long Technical College.................    4/88      Healthcare/IT              Associate      ACCSCT
  Phoenix, AZ
Andon College..........................   11/89      Healthcare                 No             ABHES
  Stockton, CA
Andon College..........................   11/89      Healthcare                 Associate      ABHES
  Modesto, CA
Bauder College.........................    3/92      Fashion and Design         Associate      SACS/COC
  Atlanta, GA                                        Business/IT
Modern Technology College..............    3/93      Healthcare                 Associate      ACCSCT
  North Hollywood, CA
Dominion College.......................    5/93      Business/IT Healthcare     Associate      ACICS
  Roanoke, VA

                                                                                               INSTITUTIONAL
                                           DATE             PRINCIPAL             DEGREE        ACCREDITING
                SCHOOL                   ACQUIRED          CURRICULA(1)         GRANTING(2)      AGENCY(3)
                ------                   --------    ------------------------   -----------    -------------
Dominion College.......................    5/93      Business/IT Healthcare     Associate      ACICS
  Harrisonburg, VA(5)
ICM School of Business and Medical
  Careers..............................    7/93      Business/IT Healthcare     Associate      ACICS
  Pittsburgh, PA                                     Healthcare
Ohio Institute of Photography &                      Image Technology           Associate      ACCSCT
  Technology...........................    7/93
  Dayton, OH                                         Healthcare
California College of Technology.......    8/93      Fashion and Design IT      Associate      ACICS
  Sacramento, CA
San Antonio College of Medical and
  Dental
  Assistants...........................    9/96      Healthcare/IT              No             ACCSCT
  San Antonio, TX
San Antonio College of Medical and
  Dental
  Assistants...........................    9/96      Healthcare/IT              No             ACCSCT
  McAllen, TX
Career Centers of Texas -- El Paso.....    9/96      Healthcare/IT              No             ACCSCT
  El Paso, TX
Hagerstown Business College............   12/96      Business/IT                Associate      ACICS
  Hagerstown, MD                                     Healthcare
Nebraska College of Business...........    3/97      Business/IT                Associate      ACICS
  Omaha, NE                                          Healthcare
Lincoln School of Commerce.............    3/97      Business/IT                Associate      ACICS
  Lincoln, NE                                        Healthcare
CHI Institute..........................    2/98      IT/Business/Healthcare/    Associate      ACCSCT
  Southampton, PA                                    Electronic Engineering
CHI Institute..........................    2/98      IT/Business/Healthcare/    Associate      ACCSCT
  Broomall, PA                                       Electronic Engineering
Hesser College.........................    3/98      Business/Healthcare/IT/    Bachelor/      NEASC
  Manchester, NH                                     Criminal Justice            Associate
                                                     Fashion and Design
Hesser College.........................    3/98      Healthcare/IT/             Bachelor/      NEASC
  Salem, NH                                          Criminal Justice            Associate
                                                     Fashion and Design
Hesser College.........................    3/98      Business/Healthcare/       Bachelor/      NEASC
  Nashua, NH                                         IT/Criminal Justice         Associate
                                                     Fashion and Design
Hesser College.........................    3/98      Business/Healthcare/       Bachelor/      NEASC
  Portsmouth, NH                                     IT/Criminal Justice         Associate
                                                     Fashion and Design
Hesser College.........................     N/A      Business/Healthcare/       Bachelor/      NEASC
  Concord, NH                                        IT/Criminal Justice         Associate
                                                     Fashion and Design
American Institute of Commerce.........   11/98      Business/IT                Associate      ACICS/NCA
  Davenport, IA                                      Healthcare
Hamilton College.......................   11/98      Business/IT                Associate      ACICS/NCA
  Cedar Falls, IA                                    Healthcare
Hamilton College.......................   11/98      Business/IT                Associate      ACICS/NCA
                                                     Healthcare
Hamilton College.......................   11/98      Business/IT                Associate      ACICS/NCA
  Des Moines, IA                                     Healthcare
Hamilton College.......................   11/98      Business/IT                Associate      ACICS/NCA
  Mason City, IA                                     Healthcare

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

(3) Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), Accrediting Council for Independent Colleges and Schools ("ACICS"), Accrediting Bureau of Health Education Schools ("ABHES"), Southern Association of Colleges and Schools/Commission on Colleges ("SACS/COC"), New England Association of Schools and Colleges ("NEASC"), and North Central Association of Colleges and Schools ("NCA").
(4) We determined that there was a substantial overlap in the Vista, California markets and combined the Vista school with the San Marcos school during the second quarter of fiscal 1998. The Vista and San Marcos schools were acquired at approximately the same time.
(5) We determined that there was a substantial overlap in the Harrisonburg and Staunton, Virginia markets, and combined the Staunton school with the Harrisonburg school in fiscal 1997. The Harrisonburg and Staunton schools were both acquired at the same time.

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

     The healthcare programs are designed to prepare students for occupations associated with the medical and healthcare industry, such as:

     - nursing, medical and dental assistant
     - medical and dental office manager
     - home-health aid
     - physical therapy
     - patient care provider

     The business programs provide education and are designed to prepare students for entry-level positions in areas such as:

     - accounting
     - paralegal skills
     - business management
     - travel
     - secretarial skills

     The information technology programs provide computer skills and are also designed to provide students with entry-level positions in such areas as:

     - various specific applications
     - Microsoft engineering
     - hardware and software integration
     - networking
     - computer repair
     - internet applications

     Fashion and design programs prepare students for positions associated with fashion merchandising, fashion design, and interior design, such as:

     - buyers
     - pattern makers
     - display directors
     - fashion designers
     - fashion coordinators
     - interior designers

     Tuition and fees vary depending on the program offered and the location of the school.

     The following table provides information at March 31, 2000 with respect to the programs offered by our schools in each of the four principal fields described above:

                                                           DIPLOMA               DEGREE
                                                      ------------------   ------------------   TOTAL NO.
                                                      NO. OF     NO. OF    NO. OF     NO. OF       OF
PROGRAM                                               SCHOOLS   STUDENTS   SCHOOLS   STUDENTS   STUDENTS
-------                                               -------   --------   -------   --------   ---------
Healthcare..........................................    19       4,441       19       1,178       5,619
Business............................................    12         313       18       2,446       2,759(1)
Information Technology..............................    19       1,583       21       1,414       2,997
Fashion and Design..................................    --          --        6         603         603
Other Programs......................................     9         278        7       1,176       1,454(1)
                                                                 -----                -----      ------
          Company Total.............................             6,615                6,817      13,432
                                                                 =====                =====      ======

---------------

(1) Includes 159 students enrolled in bachelor degree business programs and 72 in the bachelor degree criminal justice program.

     All of our programs are designed to prepare graduates to perform effectively in a variety of entry-level positions. We try to provide students with practical experience both in the classroom and, in the case of most programs in the healthcare and fashion and design fields, through the use of internships. The internships are a graded portion of the curricula and provide hands-on experience in the work place. They are also a source of job opportunities. Most of our business programs provide for a significant amount of education in a simulated business environment with a view toward preparing the student for participation in actual business situations. Our IT programs offer our student a significant portion of their education in a computer lab environment to prepare the student for actual information technology situations.

     The academic schedule of our schools varies depending on the programs we offer. Degree programs begin four times a year. Diploma programs begin every four to six weeks. Diploma courses are typically offered mornings, afternoons, and evenings. Degree programs are principally offered during daytime hours, except in the Hesser schools where the majority of associate degree students attend at night. The schools generally have classes operating year round and are open five days a week. Our diversified curricula provide us with an extensive library of programs and experience in various fields enabling us to meet changing demands in the areas served by each of our schools and to expand offerings at each of the schools when justified by student and employer demand.

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

TUITION AND FEES

     As of March 31, 2000, total tuition for completion (on a full-time basis) for the diploma programs offered by our schools ranged from $3,245 to $20,000, for an associate degree program the tuition ranged from $14,538 to $28,000, and for our bachelor degree program the tuition ranged from $20,640 to $34,560. In addition to these tuition amounts, students at our schools typically must purchase textbooks and supplies as part of their educational programs.

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

     Each of our schools employs a director of admissions who generally works with a district admissions director. The director of admissions for each school is responsible for, among other things, coordinating the efforts of the school to recruit qualified students to the school. The director of admissions also determines recruiting policies and procedures and standards for hiring and training admissions representatives. These policies, procedures and standards are reviewed at the regional or national level.

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

     Our central marketing system monitors the effectiveness of each school's marketing efforts to gauge the extent by which their efforts result in student enrollment. The results of these efforts are communicated to each of our schools allowing each school to more efficiently utilize its marketing resources. Also, when a particular school develops a successful marketing program, we make the programs available to the other schools for incorporation into their marketing programs as appropriate.

ADMISSION AND RETENTION

     In order to apply for admission to any of our programs, a candidate is required to have a high school diploma or recognized equivalent, or pass an admissions test specifically approved by the Department of Education.

     In an attempt to minimize student withdrawals prior to the completion of their program, each of our schools provides staff and other resources to assist and advise its students regarding academic and financial matters, and employment. Each of the schools also provides tutoring, and encourages help sessions between individual students and instructors when students are experiencing academic difficulties. We are obligated to provide refunds to those students who withdraw from school prior to completion of the program based on formulas required by applicable accrediting agencies or by state and federal regulations. The refund formula in California, where the largest number of our schools are located, provides for pro rata refunds based on the number of days a student is in attendance compared to the total number of days in the program. In some other states, we are generally allowed to retain a greater percentage of tuition than that provided for by the California formula.

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

     As of March 31, 2000, since their respective acquisition, our schools have graduated approximately 69,000 students, including 21,078 in fiscal 2000.

     Based on data obtained from our students and their employers, we believe that 78% and 77% of the students graduating from programs offered by our schools (other than the Hesser Schools) during each of the prior two calendar years, who did not go on to further education, obtained employment in a field related to their program of study as of June 30 or earlier of the year following graduation. Hesser has not obtained similar data, however, based on limited student surveys conducted by the Hesser Schools, we believe that their placement rate is at least equal to the placement rate for our other schools.

FACULTY

     Faculty members are hired locally in accordance with criteria established by each school, applicable accreditation organizations, and applicable state regulatory authorities. Members of a school's faculty are hired based on academic background, prior educational experience, and prior work experience. A significant portion of our faculty were previously employed in fields related to their area of instruction. We believe that our faculty members provide a "real world" perspective to our students. At most of our schools, instructors are supervised by the executive director and an academic dean. At the remaining schools, faculty members are supervised by lead instructors with respect to particular areas of instruction, subject to review by the executive director. As of March 31, 2000, our schools employed approximately 585 full-time faculty members (faculty members spending at least 20 hours per week teaching classes at our schools) and 589 part-time faculty members.

ADMINISTRATION AND EMPLOYEES

     Each of our schools is managed by an executive director. The staff of each school generally includes a director of placement, a financial aid administrator, a director or assistant director of admissions, and a business office administrator. Most schools also employ a director of education. In the other schools, lead instructors are appointed to oversee instruction in their areas of expertise, subject to the overall supervision of the executive director. As of March 31, 2000, we had approximately 2,241 full and part-time employees, including 80 people employed at our home office in Roswell, Georgia and our four regional offices and 1,174 full and part-time faculty members. We also employed 229 students under the Federal Work-Study program. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are satisfactory.

     From our home office and regional offices, we provide each of our schools with financial aid services, oversee regulatory compliance, assist in the development and addition of programs to existing curricula, implement and support management information systems, and provide accounting services and financial resources. Our four regional offices each have a regional manager and staff who manage the individual executive directors and directors of admissions and provide expertise in the area of operations, curricula development, and sales and marketing. These centralized services relieve the local school management of tasks which we believe can be performed most efficiently and cost effectively by a centralized office. However, because of our belief that each of the markets served by our schools are unique, and that by offering programs specifically targeted at each market, we can maximize their long-term ability to enroll and place students in an appropriate outcome, local school management has the responsibility and authority to schedule the school's programs, hire its teachers, and make the day-to-day decisions which effectively operates our business in order to best service our students.

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

                 TITLE IV STUDENT FINANCIAL ASSISTANCE PROGRAMS

     A substantial majority of the students attending our schools finance all or a part of their education through grants or loans under Title IV Programs under the Higher Education Act. Each of our schools participates in Title IV Programs either as an individual school or as an additional location of another school which is the main campus of the school. Cash receipts from Title IV funding provide most of our revenues. In fiscal 2000, approximately 71.3% of our cash receipts were from Title IV funding. The maximum amount of a student's available Title IV program assistance is generally based on the student's financial need. We determine a student's financial need based on the national standard need analysis system established by the Higher Education Act. If there is a difference between the amount of Title IV program funding a student is entitled to receive (combined with other outside assistance) and the student's tuition and other cost, the student is responsible for the difference.

     Students at our schools participate in the following Title IV Programs:

     Pell and Federal Supplemental Educational Opportunity Grants

          The Federal Pell Grant Program provides for grants to help financially needy undergraduate students meet the costs of their postsecondary education. The amount of an eligible student's Pell grant award currently ranges from $400 to $3,125 annually, depending on the student's financial need, as determined by a formula set by the Higher Education Act and the regulations. The Higher Education Act guarantees that all of the eligible students at a school receive Pell grants in the amounts to which they are entitled. In fiscal 2000, Pell grants to students represented approximately $21,531,000, or 18.7%, of our net revenues.

          The Federal Supplemental Educational Opportunity Grant program provides for awards to exceptionally needy undergraduate students. The amount of a Federal Supplemental Educational Opportunity Grant award currently ranges from $100 to $4,000, depending on the student's financial need and the availability of funds. The availability of federal funding for Federal Supplemental Educational Opportunity Grant awards is restricted. We, or another outside source, are required to make a 25% matching contribution for Federal Supplemental Educational Opportunity Grant program funds it disburses. Federal Supplemental Educational Opportunity Grant awards made to our students (net of matching contributions) amounted to approximately $1,355,000 and represented approximately 1.2% of our net revenues in fiscal 2000.

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

          By the end of fiscal 2000, all of our existing schools, with the exception of the schools located in Iowa, participated in the Federal Direct Student Loan Program. Federal Direct Student Loan Program and Federal Family Educational Loan Stafford loans amounted to approximately $56,519,000, or approximately 49.0% of our net revenues, in fiscal 2000.

     PLUS Loan Program

          Parents of dependent students may receive loans under the Federal Family Education Loan PLUS Program or the Federal Direct Student Loan PLUS Program on an academic year basis. The maximum amount of any PLUS loan is the total cost of a student's education for each relevant academic year less other financial aid received by the student attributable to such year. PLUS loans carry a maximum interest rate of 9%. These loans are repayable commencing 60 days following the last disbursement made with respect to the relevant academic year, with flexible payment schedules over a 10 year period. The Federal Family Education Loan PLUS loans are made by lending institutions and guaranteed by the federal government. The Federal Direct Student Loan PLUS program provides PLUS loans by the federal government on the same general terms as the Federal Family Education Loan PLUS loans. Federal Direct Student Loan Program PLUS loans and Federal Family Education Loan PLUS loans amounted to approximately $11,352,000, or approximately 9.8% of our net revenues, in fiscal 2000.

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

          Six schools continue to participate in the Perkins program. A school will not receive continued federal funding for Perkins loans if the school's Cohort Default Rate for Perkins loans exceeds 30%. Perkins loans amounted to approximately $516,000, or approximately 0.4% of our net revenues, in fiscal 2000.

     Federal Work-Study

          Pursuant to the Federal Work-Study program, federal funds are made available to provide part-time employment to eligible students based on financial need. Our schools provide a limited number of on-campus and off-campus jobs to eligible students participating in the Federal Work-Study program. During the 1999-00 award year, our schools employed less than 300 students pursuant to this program. Either we, or another outside source, is required to pay 25% of the gross earnings for each participant in the Federal Work-Study program.

                              TITLE IV REGULATION

     To obtain and maintain eligibility to participate in the programs described above, we must comply with the rules and regulations set forth in Title IV of the Higher Education Act and the regulations issued and enforced by the Department of Education. To participate in Title IV Programs, an institution and its additional locations, if any, must be certified by the Department of Education. Certification requires, among other things, that the school be authorized to offer its educational programs by the state in which it operates. It must also be accredited by an accrediting agency recognized by the Department of Education.

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

     Under certain circumstances, the Department of Education may provisionally certify a school to participate in Title IV programs. Provisional certification may be imposed when a school is reapplying for certification or when a school undergoes a change of ownership resulting in a change in control, or at the discretion of the Secretary of Education, if the school does not satisfy all the financial responsibility standards, has a Cohort Default Rate of 25% or more in any single fiscal year of the three most recent federal fiscal years for which data is available, and under other circumstances determined by the Secretary of Education. Provisional certification may last no longer than three years. Provisional certification differs from certification in that a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing before an independent hearing officer and an appeal to the Secretary of Education as is afforded to a fully certified school faced with termination, suspension, or limitation of eligibility prior to expiration of its certification. Additionally, the Department of Education may impose additional conditions on a provisionally certified school's eligibility to continue participating in the Title IV Programs.

STUDENT LOAN DEFAULTS

     Under the Higher Education Act, a school may lose its eligibility to participate in some or all Title IV Programs if student defaults on the repayment of federally guaranteed student loans exceed specified Cohort Default Rates. Similar rules regarding default rates apply to Federal Direct Loans made pursuant to the Federal Direct Student Loan Program, commencing with those loans entering into repayment for the first time in the 12 month period ending September 30, 1995. Under existing regulations, these rates are based on the repayment history of current and former students for loans provided under the Stafford Loan program. A

Cohort Default Rate is calculated for each main campus on a federal fiscal year basis by determining the rate at which the school's students entering repayment in that federal fiscal year default by the end of the following federal fiscal year. Cohort Default Rates are subject to revision by the Department of Education if new data becomes available and is subject to appeal by schools contesting the accuracy of the data or the adequacy of the servicing of the loans by the loan servicer.

     A school whose Cohort Default Rate exceeds 40% for any single federal fiscal year may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If the Department of Education elects to suspend or terminate eligibility due to a single-year Cohort Default Rate in excess of the regulatory level, it must afford the school a hearing before an independent Department of Education hearing officer and an opportunity to appeal any decision to the Secretary of Education before the limitation, suspension, or termination may take effect. None of our schools has, or has had, a Cohort Default Rate in excess of 40% in the four most recent years.

     A school whose Cohort Default Rate is 25% or more for the three consecutive federal fiscal years ended September 30, 1997, the three most recent federal fiscal years for which data is available, is subject to immediate loss of eligibility to participate in Title IV student loan programs, subject to an appeal of the determination, which appeal only can be based on the Department of Education having relied on erroneous data in calculating the Cohort Default Rate, the inadequacy of the servicing of the loans by the lender or loan servicer, or the existence of certain exceptional mitigating circumstances. The loss of eligibility lasts for the duration of the fiscal year in which the determination of ineligibility is made, plus the two succeeding fiscal years. However, a school remains eligible for Title IV student loan programs while the appeal is pending.

     None of our schools had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1997. Additionally, based on preliminary data released by the Department of Education in February 2000, none of our schools had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1998. Accordingly, we believe that none of the schools are currently vulnerable to termination from Title IV eligibility based on three consecutive years of excess default rates. Our schools would have to have Cohort Default Rates of 25% or more for consecutive three year periods ending September 30, 2000 and thereafter in order to become vulnerable to termination of Title IV student loan program eligibility.

THE 90/10 RULE (FORMERLY THE 85/15 RULE)

     The "90/10" rule, which applies to for-profit institutions, became applicable to our schools beginning with the fiscal year ended March 31, 1999. It requires that no more than 90% of the school's applicable cash receipts may be derived from Title IV Programs. A school whose annual certified financial statement does not reflect compliance with the 90/10 rule is subject to immediate termination of its Title IV eligibility. We believe that each of our schools were in compliance with the 90/10 rule with respect to fiscal years 1994 through 2000. We have taken steps to help ensure on-going compliance with the 90/10 Rule.

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

ADMINISTRATIVE CAPABILITY

     The regulations set certain standards of "administrative capability" which a school must satisfy to participate in Title IV Programs. These criteria require, among other things, that the school comply with all applicable Title IV regulations, have capable and sufficient personnel to administer the Title IV Programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students, timely submit all reports and financial statements required by the regulations, and that the school's Cohort Default Rate not equal or exceed 25% for any single fiscal year.

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

     Six of our main campuses are provisionally certified to participate in the Title IV Programs as a result of going through the change of ownership process. The conditions imposed on them as a result of the provisional certification include a variety of reporting requirements. The material violation of these requirements, or any of the requirements of the Higher Education Act or the regulations, would subject the school to a loss of its provisional eligibility.

FINANCIAL RESPONSIBILITY REQUIREMENTS

     The Higher Education Act and the regulations prescribe specific standards of financial responsibility which the Department of Education must consider with respect to qualification for participation in the Title IV Programs. These standards are generally applied on an individual institutional basis. However, there can be no assurance that the Department of Education will not apply the standards on a consolidated basis. If the Department of Education determines that any institution fails to satisfy the Financial Responsibility Standards, it may require it to post an irrevocable letter of credit called a Financial Responsibility Bond in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete fiscal year for which figures are available or, in the Department of Education's discretion, require some other less onerous demonstration of financial responsibility. One-half of Title IV funds received by our individual schools in the most recent fiscal year ranged from approximately $268,000 to $5,248,000, and one-half of the total Title IV funds received by all of our schools in the most recent fiscal year was $38,519,000. Pursuant to the regulations, we submit annual audited consolidated financial statements and unaudited consolidating financial statements to the Department of Education.

     In November 1997, the Department of Education published new regulations regarding financial responsibility which were effective on July 1, 1998. The new regulations apply to our fiscal years commencing April 1, 1999 and thereafter. The regulations provided a transition year alternative which permitted us to have our schools' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the old regulations, whichever was more favorable. The new standards use three different ratios:

     - an equity ratio,

     - a primary reserve ratio and

     - a net income ratio.

     The equity ratio is intended to measure an institution's capital resources, ability to borrow and financial viability. The primary reserve ratio is intended to measure an institution's ability to support current operations from expendable resources. The net income ratio is intended to measure the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on our interpretation of the application of these new standards to our financial statements for the fiscal year ended March 31, 2000, our calculations result in a composite score of 2.2 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5.

     If we were unable to meet the minimum composite scores or post a financial responsibility bond or make a satisfactory demonstration of financial responsibility, we could become ineligible to receive Title IV funding in some or all of our schools. Ineligibility for Title IV funding would have an immediate material adverse effect on our operations.

ITEM 2.  PROPERTIES

     All of our facilities are leased, except for the facilities in Dayton, Ohio, Lincoln, Nebraska, Omaha, Nebraska, and Manchester, New Hampshire which are owned by us. The table below sets forth certain information regarding these facilities as of March 31, 2000.

                                                                                  APPROXIMATE
OFFICE/SCHOOL                                               LOCATION             SQUARE FOOTAGE
-------------                                               --------             --------------
Home Office...............................................  Roswell, GA              19,503
Western Region Office.....................................  San Diego, CA             1,398
Eastern Region Office.....................................  Tampa, FL                 1,581
WESTERN REGION SCHOOLS
Andon College.............................................  Modesto, CA              15,905
Andon College.............................................  Stockton, CA             16,148
California College of Technology..........................  Sacramento, CA           17,045
Lincoln School of Commerce................................  Lincoln, NE              58,490(1)
Long Technology College...................................  Phoenix, AZ              18,000
Maric College.............................................  San Diego, CA            44,738
Maric College.............................................  Vista, CA                20,397
Modern Technology College.................................  North Hollywood, CA      24,303
Nebraska College of Business..............................  Omaha, NE                25,335
EASTERN REGION SCHOOLS
Bauder College............................................  Atlanta, GA              27,187
Career Centers of Texas...................................  El Paso, TX              12,500
CHI Institute.............................................  Southampton, PA          43,000
CHI Institute.............................................  Broomall, PA             44,200
Dominion College..........................................  Harrisonburg, VA          9,403
Dominion College..........................................  Roanoke, VA              11,077
Hagerstown Business College...............................  Hagerstown, MD           23,682
ICM School of Business and Medical Careers................  Pittsburgh, PA           47,833
Ohio Institute of Photography and Technology(2)...........  Dayton, OH               24,200
San Antonio College of Medical and Dental Assistants......  San Antonio, TX          23,150
San Antonio College of Medical and Dental Assistants......  McAllen, TX              19,300
NEW ENGLAND REGION SCHOOLS
Hesser College............................................  Manchester, NH          131,000(1)
Hesser College............................................  Nashua, NH               17,905
Hesser College............................................  Salem, NH                12,000
Hesser College............................................  Portsmouth, NH           12,000
Hesser College............................................  Concord, NH             12,8110

                                                                                  APPROXIMATE
OFFICE/SCHOOL                                               LOCATION             SQUARE FOOTAGE
-------------                                               --------             --------------
MIDWEST REGION SCHOOLS
American Institute of Commerce............................  Davenport, IA            35,100
Hamilton College..........................................  Cedar Falls, IA          17,497
Hamilton College..........................................  Cedar Rapids, IA         20,000
Hamilton College..........................................  Des Moines, IA           30,583
Hamilton College..........................................  Mason City, IA           13,934

---------------

(1) Total square footage includes dormitory facilities at these locations.
(2) The Dayton, Ohio facility was purchased in connection with the acquisition of the school in fiscal 1994. It is owned subject to a mortgage with an aggregate principal amount outstanding of $517,721 at March 31, 2000.

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

     We are also a party to routine litigation incidental to our business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of this kind of routine litigation is likely to have a material adverse effect on our financial condition or results of operations.

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

                                                               COMMON STOCK
                                                              ---------------
QUARTERLY PERIOD ENDED                                         HIGH      LOW
----------------------                                        ------    -----
FISCAL 2000:
Quarter ended June 30, 1999.................................  $12.00    $7.25
Quarter ended September 30, 1999............................   10.88     7.63
Quarter ended December 31, 1999.............................   10.00     7.25
Quarter ended March 31, 2000................................    9.88     7.50
FISCAL 1999:
Quarter ended June 30, 1998.................................   12.50     9.13
Quarter ended September 30, 1998............................   11.88     6.75
Quarter ended December 31, 1998.............................   10.63     5.75
Quarter ended March 31, 1999................................   11.38     7.25

     As of June 21, 2000, there were approximately 83 holders of record of our common stock. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial and other operating data for our company. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto filed as part of this Form 10-K. All periods have been restated to reflect the pooling of interests of the Nebraska schools acquired in fiscal 1997. The results of the fiscal years ended March 31, 1997 and 1996 reflect a conformed year-end for the Nebraska schools.

                                                                YEAR ENDED MARCH 31,
                                                  ------------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                  --------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues....................................  $115,256   $92,870   $59,676   $49,450   $43,347
School operating costs:
  Cost of education and facilities..............    53,568    41,677    27,087    23,151    19,651
  Selling and promotional expenses..............    16,993    12,651     8,644     7,531     6,534
  General and administrative expenses...........    29,110    25,664    16,576    14,042    12,369
  Amortization of goodwill and intangibles......     1,740     1,521     1,285       886       883
  Other expenses:(1)
     Merger costs...............................        --        --        --       391        --
     Legal defense and settlement costs.........        --        --        --        --     1,115
     Loss on closure or relocation of schools...        --        --        --       144        50
     Impairment of goodwill and intangibles.....        --        --        --        --       764
                                                  --------   -------   -------   -------   -------
Operating income................................    13,845    11,357     6,084     3,305     1,981
Interest expense (income), net..................     1,194     1,204      (253)      284       822
                                                  --------   -------   -------   -------   -------
Income before income taxes and extraordinary
  item..........................................    12,651    10,153     6,337     3,021     1,159
Provision (benefit) for income taxes............     5,192     4,166     2,485      (845)      632
                                                  --------   -------   -------   -------   -------
Income before extraordinary item................     7,459     5,987     3,852     3,866       527
  Extraordinary item............................        --        --        --       309        --
                                                  --------   -------   -------   -------   -------
Net income......................................  $  7,459   $ 5,987   $ 3,852   $ 3,557   $   527
                                                  ========   =======   =======   =======   =======
PRO FORMA INCOME TAX DATA:(2)
  Income before income taxes and extraordinary
     item.......................................  $     --   $    --   $    --   $ 3,021   $ 1,159
  Provision for income taxes....................        --        --        --       409       487
                                                  --------   -------   -------   -------   -------
  Income before extraordinary item..............        --        --        --     2,612       672
  Extraordinary item, net of income taxes.......        --        --        --       309        --
                                                  ========   =======   =======   =======   =======
  Pro forma net income..........................  $     --   $    --   $    --   $ 2,303   $   672
                                                  ========   =======   =======   =======   =======
PER SHARE DATA:
  Basic:
  Net income before extraordinary item..........  $   0.92   $  0.74   $  0.52   $  0.58   $  0.28
  Net income....................................  $   0.92   $  0.74   $  0.52   $  0.51   $  0.28
  Diluted:
  Net income before extraordinary item..........  $   0.91   $  0.73   $  0.51   $  0.41   $  0.13
  Net income....................................  $   0.91   $  0.73   $  0.51   $  0.36   $  0.13
  Weighted average number of shares (in
     thousands)
     Basic......................................     8,089     8,043     7,382     4,484     2,371
     Diluted....................................     8,237     8,227     7,612     6,447     5,182

                                                            YEAR ENDED MARCH 31,
                                               -----------------------------------------------
                                                2000      1999      1998      1997      1996
                                               -------   -------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
OTHER OPERATING DATA:
Number of schools at end of period(3)........       30        30        24        19        16
Number of students at end of period..........   13,432    12,555    10,008     5,993     4,954
Number of new student starts during period...   15,411    12,872     8,410     7,358     6,706
Monthly withdrawal rate during period(4).....      3.6%      3.2%      3.6%      4.2%      4.1%
BALANCE SHEET DATA:
Cash and cash equivalents....................  $ 6,665   $12,936   $21,446   $14,048   $ 3,209
Total current assets.........................   22,429    27,470    32,468    21,800     8,375
Total assets.................................   78,183    81,541    81,298    42,073    20,986
Notes payable and long term debt, including
  current portion............................   13,740    21,789    31,947     6,129     7,755
Total liabilities............................   29,243    37,376    45,626    13,873    14,717
Total stockholders' equity...................   48,940    44,164    35,672    28,200     6,269

---------------

(1) Other expenses consist of (i) charges in fiscal 1996 of $1,115 for the settlement of a class action lawsuit, $50 for the cost of relocating a school, and $764 for the impairment of goodwill and other intangible assets; and (ii) charges in fiscal 1997 of $144 for the consolidation of two schools in Virginia and two schools in California and $391 in merger expenses related to the Nebraska Acquisition.
(2) The corporation which owned the two Nebraska Schools acquired by the Company in the fourth quarter of fiscal 1997 and its predecessor were treated as a Subchapter S-Corporation and a partnership, respectively, under relevant provisions of the Internal Revenue Code. Accordingly, income taxes were the responsibility of the S-Corporation's stockholders and the partnership's partners. For informational purposes, the selected consolidated financial data for the two years ended March 31, 1997 include a pro forma presentation that includes a provision for income taxes as if the merging entity had operated as a C-Corporation and was combined with the Company for those periods. The pro forma calculations were based on the income tax laws and rates in effect during those periods and Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.
(3) Two schools in Virginia were combined in fiscal 1997; two schools located in California were combined in fiscal 1998.
(4) Represents the percentage calculated by dividing (i) the number of students who withdrew from the Company's schools in the period by (ii) the sum of the number of students at each month-end in the period and the number of students who withdrew in the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

     The following discussion of our results of operations and financial condition should be read in conjunction with Item 6 and Item 8 and the Notes thereto appearing elsewhere in this Form 10-K.

                                    GENERAL

     We own and operate 30 schools in eleven states which together provide diversified career oriented postsecondary education to over 13,400 students. We derive our revenue almost entirely from tuition, fees, and charges paid by, or on behalf of, our students. Most students at our schools rely on funds received under various government-sponsored student financial aid programs, especially Title IV Programs, to pay a substantial portion of their tuition and other education-related expenses. During fiscal 2000, approximately 71.3% of our cash receipts were received from Title IV Programs.

     Our revenue varies based on the aggregate student population, which is influenced by the number of students attending our schools at the beginning of a fiscal period; by the number of new students entering our schools during such period; and by student retention rates. New students enter the schools' degree granting programs four times a year and diploma courses every four to six weeks. We believe that the size of our student population is affected to some extent by general economic conditions, and that, in the absence of countervailing factors, student enrollments and retention rates would tend to increase as opportunities for immediate employment for high school graduates decline and decrease as such opportunities increase. The purchase of new schools and the introduction of additional program offerings at existing schools have been significant factors in increasing the aggregate student population in recent years.

     In the fiscal year ended March 31, 2000, we derived approximately 92% of our net revenues from tuition. We recognize tuition revenue on each student contract as earned on a pro rata monthly basis over the term of the contract. Refunds are due if a student withdraws from school prior to completion of the program and are computed using methods required by accrediting agencies or state and federal regulations. As of the time of withdrawal, the total earnings on the contract mandated by the applicable formula are compared to the revenue previously recognized. This comparison can result in either an increase or decrease in the final amount of revenue recognized, which for accounting purposes is recorded at the time of the applicable student's withdrawal. Historically, these net adjustments have not been material. Other educational revenue is comprised of fees and textbook sales.

     We incur expenses throughout a fiscal period in connection with the operation of our schools. The cost of education and facilities includes faculty salaries and benefits, cost of books sold, occupancy costs, depreciation and amortization of equipment costs and leasehold improvements, and certain other educational and facility costs incurred by the schools.

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

     Since our inception, we have pursued a strategy of growth through acquisition. All but one of our schools have been acquired. Except in the case of a pooling of interests, we record as goodwill and other intangible assets the difference between the purchase price of a school and the fair value of its tangible net assets. Since inception, we have allocated approximately $46,000,000 of the purchase prices of acquired schools to goodwill and other intangible assets. Goodwill is amortized over fifteen to forty years. Other intangible assets are amortized over two to fifteen years. We also frequently enters into non-competition agreements with the owners or employees of the schools we acquire and generally record the cost of these non-competition agreements as intangible assets which are amortized over their respective lives which range from two to ten years. Effective July 1993, amortization is tax deductible; however, amortization related to acquisitions consummated prior to that date is only partially tax deductible on a current basis.

VARIATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly financial data for each of the eight fiscal quarters in the two years ended March 31, 2000 and the data is expressed as a percentage of the totals with respect to information for the applicable fiscal year. We believe that this information includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the quarterly information when read in conjunction with the consolidated financial statements included elsewhere in this filing. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                           FISCAL YEAR ENDED MARCH 31, 2000
                                                         -------------------------------------
                                                         1ST QTR   2ND QTR   3RD QTR   4TH QTR
                                                         -------   -------   -------   -------
Net revenues...........................................  $24,122   $26,804   $30,006   $34,324
Percentage of fiscal year total........................     20.9%     23.3%     26.0%     29.8%
Operating income.......................................  $   775   $ 1,544   $ 5,326   $ 6,200
Percentage of fiscal year total........................      5.6%     11.1%     38.5%     44.8%

                                                           FISCAL YEAR ENDED MARCH 31, 1999
                                                         -------------------------------------
                                                         1ST QTR   2ND QTR   3RD QTR   4TH QTR
                                                         -------   -------   -------   -------
Net revenues...........................................  $18,710   $20,419   $24,878   $28,863
Percentage of fiscal year total........................     20.1%     22.0%     26.8%     31.1%
Operating income.......................................  $   480   $ 1,049   $ 4,621   $ 5,207
Percentage of fiscal year total........................      4.3%      9.2%     40.7%     45.8%

     Our quarterly net revenues have fluctuated in the past and may fluctuate significantly in the future as a result of a number of factors, principally due to the number and timing of new students enrolling in our programs. New enrollments in the schools tend to be higher in the third and fourth fiscal quarters because the third and fourth quarters cover periods traditionally associated with the beginning of school semesters. We believe we have been less affected by this seasonal pattern than many other educational institutions because we permit students to enroll in and begin programs in any month of the year at most of our schools. In addition, the impact of seasonality in new enrollments on results of operations has been moderated to some extent by growth in the number of students attending programs and the varying lengths of those programs. However, our fiscal 1998 acquisitions have increased this seasonality because many of the longer programs offered at the acquired schools do not allow for monthly start dates. In particular, enrollment patterns in these schools have historically caused them to operate at a loss during the first and second fiscal quarters based on low student populations during these periods and relatively fixed operating expenses. Other factors affecting quarterly net revenues include student withdrawals, the termination of programs, the introduction of new programs, the upgrading or lengthening of programs, changes in tuition rates (including changes in response to pricing actions by competitors), changes in government-supported financial aid programs, modification of applicable government regulations or interpretations, and regulatory audits or other actions by regulatory authorities. We have not experienced any material resistance to raising our tuition rates in the past and, based on prior experience, anticipate that tuition increases will keep pace with inflation in the foreseeable future. Since certain of our expenses do not vary with student enrollment, quarterly variations in net revenues are amplified at the income from operations level.

                             RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain statement of operations data to net revenues for the periods indicated.

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                              2000    1999    1998
                                                              -----   -----   -----
Net revenues................................................  100.0%  100.0%  100.0%
School operating costs:
  Cost of education and facilities..........................   46.5    44.9    45.4
  Selling and promotional...................................   14.7    13.6    14.4
  General and administrative expenses.......................   25.3    27.6    27.8
Amortization of goodwill and intangibles....................    1.5     1.6     2.2
                                                              -----   -----   -----
Operating income............................................   12.0    12.3    10.2
Interest expense (income), net..............................    1.0     1.3    (0.4)
                                                              -----   -----   -----
Income before provision for income taxes....................   11.0    11.0    10.6
Provision for income taxes..................................    4.5     4.5     4.2
                                                              -----   -----   -----
Net income..................................................    6.5%    6.5%    6.4%
                                                              =====   =====   =====

YEAR ENDED MARCH 31, 2000 COMPARED WITH YEAR ENDED MARCH 31, 1999

     Net Revenues. Net revenues increased by $22,386, or 24.1%, to $115,256 for the year ended March 31, 2000 from $92,870 for the year ended March 31, 1999. Revenue growth was a result of (i) the full year impact of the five Iowa schools, which were acquired in November 1998, and the new location in Concord, New Hampshire which contributed a combined $14,570 in revenues and (ii) new program enrollment which contributed $14,521 in additional revenue.

     Cost of Education and Facilities. Cost of education and facilities increased by $11,891, or 28.5%, to $53,568 for the year ended March 31, 2000 from $41,677 for the year ended March 31, 1999. This is principally the result of the full year impact of the five Iowa schools, which were acquired in fiscal 1999, the new location in Concord, New Hampshire and costs related to increased enrollments in those schools, the increased cost of new program implementation and facility expansion. The cost of education and facilities as a percentage of net revenue was 46.5% in fiscal 2000 compared with 44.9% in fiscal 1999.

     Selling and Promotional. Selling and promotional expenses increased by $4,342, or 34.3%, to $16,993 for the year ended March 31, 2000 from $12,651 for the year ended March 31, 1999. This is principally a result of the promotion of new programs and five Iowa schools acquired in fiscal 1999 and the new location in Concord, New Hampshire. Selling and promotional expenses as a percentage of net revenue were 14.7% in fiscal 2000 and 13.6% in fiscal 1999. The increase is primarily attributable to the promotion of new programs.

     General and Administrative. General and administrative expenses increased by $3,445, or 13.4%, to $29,110 for the year ended March 31, 2000 from $25,664 for the year ended March 31, 1999, primarily due to the addition of five schools in fiscal 1999. General and administrative expenses as a percentage of net revenue decreased to 25.3% in fiscal 2000 compared to 27.6% in fiscal 1999 as a result of our ability to serve a greater student population without a corresponding increase in costs.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased by $219, or 14.4%, to $1,740 for the year ended March 31, 2000 from $1,521 for the year ended March 31, 1999. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the five Iowa schools. Amortization of goodwill and intangibles as percentage of net revenue was 1.5% in fiscal 2000 compared to 1.6% in fiscal 1999 due to amortization costs being spread over a larger revenue base.

     Interest Expense, Net. Net interest expense decreased by $10 to $1,194 for the year ended March 31, 2000 from $1,204 for the year ended March 31, 1999. The change was principally due to the payment of acquisition debt, which resulted in a decrease in interest expense, compared to the prior year ended March 31, 1999. Interest expense as a percentage of revenue was 1.0% in fiscal 2000 compared to 1.3% in fiscal 1999.

     Income Taxes. The provision for income taxes increased by $1,026 to $5,192 for the year ended March 31, 2000 from an income tax provision of $4,166 for the year ended March 31, 1999. Our effective tax rate for fiscal 2000 was 41.0%. Income taxes as a percentage of revenue was 4.5% in fiscal 2000 and fiscal 1999.

     Net Income. Net income increased to $7,459, or 24.6%, for the year ended March 31, 2000 from net income of $5,987 for the year ended March 31, 1999. This is primarily a result of increased revenue due to the acquisition of the five Iowa schools and the addition of the Concord, New Hampshire location without a proportionate increase in expense. Net income as a percentage of revenue was 6.5% in fiscal 2000 and fiscal 1999.

     Other Operating Data. The number of new student starts at our schools (including those acquired in fiscal 1999) during the year ended March 31, 2000 increased to 15,411 from 12,872 for the corresponding twelve months of the prior year, a 19.7% increase. As of March 31, 2000, the number of students in attendance increased 7.0% compared to the prior year end. The monthly student withdrawal rate increased to 3.6% compared to a 3.2% for the prior year.

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

     Cost of Education and Facilities. Cost of education and facilities increased by $14,590, or 53.9%, to $41,677 for the year ended March 31, 1999 from $27,087 for the year ended March 31, 1998, principally a result of facility expansions in Texas and California, the acquisition of additional schools in late fiscal 1998 and fiscal 1999, and costs related to the increased enrollments in our schools. The cost of education and facilities as a percentage of net revenue was 44.9% in fiscal 1999 compared with 45.4% in fiscal 1998. The decrease is primarily attributable to the more efficient use of facilities and teaching personnel.

     Selling and Promotional. Selling and promotional expenses increased by $4,007, or 46.4%, to $12,651 for the year ended March 31, 1999 from $8,644 for the year ended March 31, 1998, principally a result of the acquisition of additional schools. Selling and promotional expenses as a percentage of net revenue were 13.6% in fiscal 1999 and 14.4% in fiscal 1998. The reduction is primarily attributable to the effect of standardization and common purchasing.

     General and Administrative. General and administrative expenses increased by $9,088, or 54.8%, to $25,664 for the year ended March 31, 1999 from $16,576 for the year ended March 31, 1998. General and administrative expenses as a percentage of net revenue decreased to 27.6% in fiscal 1999 compared to 27.8% in fiscal 1998 as a result of our ability to serve a greater student population without a corresponding increase in costs.

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles increased by $236, or 18.4%, to $1,521 for the year ended March 31, 1999 from $1,285 for the year ended March 31, 1998. The increase was primarily a result of the amortization of goodwill arising from the acquisition of the CHI, Hesser, and Iowa schools.

     Interest Expense, Net. Net interest expense increased by $1,457 to $1,204 for the year ended March 31, 1999 from $(253) for the year ended March 31, 1998. The change was principally a result of higher debt levels because of acquisitions and decreased interest income compared to the prior year ended March 31, 1998. The prior year interest income was the result of investment of proceeds from our initial public offering on October 28, 1996. These funds were utilized in the fiscal 1998 and 1999 acquisitions.

     Income Taxes. Income taxes increased by $1,681 to $4,166 for the year ended March 31, 1999 from an income tax provision of $2,485 for the year ended March 31, 1998. Our effective tax rate for fiscal 1999 was 41.0%.

     Net Income. Net income increased to $5,987, or 55.4%, for the year ended March 31, 1999 from net income of $3,852 for the year ended March 31, 1998. The increase is primarily a result of an 86.7% increase in income from operations.

     Other Operating Data. The number of new student starts at our schools (including those acquired in fiscal 1999) during the year ended March 31, 1999 increased to 12,872 from 8,410 for the corresponding twelve months of the prior year, a 53.1% increase. As of March 31, 1999, the number of students in attendance increased 10.8% compared to the prior year end for the "same schools," defined as all schools except for those acquired in fiscal 1999 and a school we opened in Concord, New Hampshire. The monthly student withdrawal rate decreased to 3.2% compared to a 3.6% for the prior year, due in part to our "Retention Program" in each of the schools. This program includes commitment counseling prior to acceptance and follow-up counseling for active students as well as counseling in the event a decision to withdraw is made by the student.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended March 31, 2000, we financed our operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities. Cash provided by operating activities for fiscal 2000 and fiscal 1999 was approximately $11,283 and $8,754, respectively. Our principal sources of funds at March 31, 2000 were cash and cash equivalents of $6,665 and net accounts receivable of $10,336. The $884 increase in net accounts receivable experienced for the year ended March 31, 2000 was primarily a result of an increase in revenue that was driven by higher student enrollment.

     Historically, our investment activity has primarily consisted of capital asset purchases and the purchase of schools. Capital expenditures, excluding purchases of businesses, totaled $5,498 and $3,270 for fiscal 2000 and 1999, respectively. Capital expenditures are a result of purchasing additional equipment and upgrading and replacing existing equipment such as computers and medical equipment for school programs, and expanding facilities at several locations.

     Our capital assets consist primarily of classroom and laboratory equipment (such as computers and medical devices), classroom and office furniture, and leasehold improvements. All building facilities are leased with the exception of the land and buildings owned by us in Dayton, Ohio, Lincoln, Nebraska and Omaha, Nebraska and Manchester, New Hampshire. We plan to continue to expand current facilities, upgrade and replace equipment, and open new schools. We expect that our fiscal 2001 operations and planned capital expenditures can be funded through cash to be generated from existing operations.

     Cash flow from operations on a long term basis is highly dependent on the receipt of funds from Title IV Programs, and presently a majority of our net revenues are derived from Title IV Programs. Disbursement of Title IV Program funds is dictated by federal regulations. For students enrolled in programs not divided into quarters or semesters, payments are generally made in two equal installments, one in the first 30 days following the student's first day of class and the second when the student reaches the midpoint of the program. For students enrolled in quarters or semesters, payments are made at the beginning of each term, with the exception of the initial disbursement which is made 30 days following the student's first day of class.

     In November 1997, the Department of Education published new regulations regarding financial responsibility, which were effective on July 1, 1998. The new regulations apply to our fiscal years commencing April 1, 1999, and thereafter. The regulations provided a transition year alternative which permitted us to have our institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the old regulations, whichever was more favorable. The new standards use an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures the institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on our interpretation of the application of these new standards to the financial statements for the year ended March 31, 2000, our calculations result in a composite score of 2.2 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5.

     In the routine course of acquiring other schools, we must obtain certain regulatory approvals, typically from accrediting agencies, state agencies and the Department of Education. Historically, upon a school being acquired by new ownership, the Department of Education suspends payments of the school's Title IV funding until the Department of Education completes a recertification. This recertification process including obtaining prerequisite approvals from state regulatory and appropriate accrediting agencies typically takes from two to four months. The Department of Education has recently adopted new regulations which provide for a new owner to apply for temporary participation in the Title IV programs by filing an application for recertification which is materially complete. If the application is accepted, the school is eligible to receive funds pending recertification. We have not acquired any schools since the new regulations became effective and are unable to predict how long the process allowing for temporary participation may take.

     In connection with the CHI Institute Acquisition, we paid $1,500 in February 1998 and $1,084 in May 1998, and issued shares of our Common Stock with an aggregate value of $1,500 at the date of the acquisition. We made the required note payments to the seller in fiscal 1999 of $4,350 with the balance of $4,400 plus interest payable quarterly over the next four years. As of March 31, 2000, the principal amount outstanding was $3,300.

     In connection with the Hesser Acquisition, we paid $2,000 in March 1998 and $2,433 in June 1998, and issued shares of our Common Stock with an aggregate value of $2,000 at the date of the acquisition. We made note payments to the seller in fiscal 1999 of $11,250.

     In connection with the Iowa Acquisition, we paid $1,000 cash in November 1998, and $684 in April 1999. The payment of $684 consists of the original $1,500 note less offsets provided for in the acquisition agreement. We are required to make note payments to the Seller of $2,000 over five years in equal quarterly principal payments plus accrued interest, beginning in November 1999. As of March 31, 2000, the principal amount outstanding was $1,800.

     We expect to make the note payments for the CHI Institute and Iowa with cash on hand and borrowings under our bank facility.

     We anticipated a need for additional debt or equity financing in order to carry out our strategy of growth through acquisitions. In November 1998, we amended our loan agreement increasing our loan facilities to up to $40,000. In November 1999, per the Agreement, the available borrowing capacity was reduced by $5,000 to $35,000. As of March 31, 2000, $27,500 was available under the facility. Interest is charged on borrowings at different floating rates above the London Inter-Bank Offered Rate ("LIBOR") depending on certain financial conditions and depending on whether drawn under the revolving line of credit or the term loan. In addition, the bank credit facility provides for commitment fees to be paid on the unused portion of the facility. The bank credit facility also contains restrictions on the payment of dividends and incurrence of additional debt, and various other financial covenants. The facility is secured by substantially all of our assets. We believe this facility will be adequate to meet our financing needs for at least the next twelve months.

     Effect of Inflation. We do not believe our operations have been materially affected by inflation.

LETTER OF CREDIT

     In connection with our purchase of five schools in Iowa in fiscal 1999, we posted an irrevocable letter of credit with the Department of Education of approximately $2,400 to guarantee any financial obligations the schools may incur to the Department of Education such as the obligation to pay any refunds coming due to current or former students of the institution. The letter of credit expired October 30, 1999 and was not required to be renewed.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin provides guidance on the recognition, presentation and disclosure of revenue in financial statements and, in accordance therewith, we will change our method of recognizing revenues on certain nonrefundable fees charged to our students. We have historically recognized revenues for the nonrefundable fees at the time a student begins classes. Under the new method, the nonrefundable fees will be recognized as revenue on a straight-line basis monthly over the semester to which the nonrefundable fees relate. We will adopt the new method effective April 1, 2000. The cumulative effect of this change in accounting will be to decrease net income in the first quarter of fiscal 2001 by $1,026 or $0.13 per share ($0.12 per diluted share). Had the new method of recognizing revenues from nonrefundable fees been in effect during fiscal 2000 and 1999, net income would have decreased $451 or $0.06 per share ($0.05 per diluted share) in fiscal 2000 and decreased $259 ($0.03 per basic and diluted share) in fiscal 1999.

     During fiscal 2000, we adopted American Institute of Certified Public Accountants Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 allows for the capitalization of software that has been purchased, internally developed or modified solely to meet an entity's internal needs. Prior to fiscal 2000, we expensed all internal use software related costs as incurred. The effect of adopting SOP 98-1 was to increase income for the year ended March 31, 2000 by $106 or $0.01 per basic and diluted share.

YEAR 2000 COMPLIANCE

     The Year 2000 issue concerns the inability of information technology systems and equipment utilizing microprocessors to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both computer software and hardware and other equipment that relies on micro-processors. We spent approximately $250,000 to replace and upgrade non-compliant systems and all of our systems are now Year 2000 compliant. Additionally, there have been no Year 2000 problems experienced by the Company either directly or indirectly as a result of third party participants such as vendors, financial institutions or the Department of Education's Federal Direct Student Loan Program.

CHANGE IN 85/15 RULE TO 90/10 RULE

     A proprietary institution, such as each Quest institution, becomes ineligible to participate in Title IV Programs if, on a cash accounting basis, the institution derives more than 85% of its applicable revenues for a fiscal year from Title IV Programs. In 1998, the percentage of applicable fiscal year revenues that a proprietary institution can derive from Title IV Programs and still remain eligible to participate in Title IV Programs was increased from 85% to 90%. This change should have a positive impact on our results of operations and cash flows because payments of Title IV Program funds are generally paid sooner and are more collectible than certain other receivables.

     The Department of Education, the accrediting commissions and most of the state agencies have laws, regulations and/or standards pertaining to the change in ownership and/or control (collectively "change in control") of educational institutions, but these regulations do not uniformly define what constitutes a change in control. Historically, upon the occurrence of a change in control under the Department of Education's regulations, an institution immediately becomes ineligible to participate in Title IV Programs and can only receive and disburse certain Title IV Program funds that were previously committed to its students, until it has applied for certification and is reinstated by the Department of Education to continue Title IV program participation under such institution's new ownership and control. The time required for the Department of Education to act on such an application can vary substantially and may take several months. The Department of Education's regulations also require that all of our institutions in a particular campus group have their state authorizations and accreditations reaffirmed or reestablished before any institute in that campus group can regain its eligibility from the Department of Education to continue participation in Title IV Programs. The Department of Education has recently adopted new regulations which provide for a new owner to apply for temporary participation in the Title IV programs by filing an application for recertification which is materially complete. If the application is accepted the school is eligible to receive funds pending recertification. We have not acquired any schools since the new regulations became effective and are unable to predict how long the process allowing for temporary participation may take.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have considered the provision of Financial Reporting Release No. 48, "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments."

     We had no holdings of derivative financial or commodity instruments at March 31, 2000, and do not invest or intend to invest in derivative financial instruments or derivative commodity instruments.

     Substantially all of our indebtedness was incurred in connection with the acquisitions of our schools, is payable to the sellers of those schools, and bears a fixed interest rate. However, we are exposed to interest rate change market risk with respect to our $35,000,000 credit facility with a financial institution which is priced based on LIBOR plus a spread of 1.500% -- 2.375% based on certain conditions. At March 31, 2000, $7,500,000 was outstanding under our credit facility. Changes in LIBOR during the next twelve months will have a positive or negative effect on our interest expense. Based on amounts currently outstanding under the credit facility, including the Letter of Credit, each 1% fluctuation in the LIBOR rate will increase or decrease our interest expense by approximately $75,000 annually.

     Our sales and financial instruments are currently all denominated in U.S. dollars.

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

     We must comply with the Department of Education's regulations and other regulations to be eligible for Title IV funding. Most of our students receive some government-sponsored financial aid, principally under Title IV of the Higher Education Act. For fiscal 2000, approximately 71.3% of our net revenue (on a cash basis) was derived from government-sponsored financial aid received by our students.

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

     The failure of any of our institutions to comply with the requirements of the Higher Education Act or the regulations, or the requirements of applicable state law or accrediting agencies, could result in the restriction or loss by the school of its ability to participate in Title IV Programs, which could have a material adverse effect on our financial condition and operations.

     The Higher Education Act and the regulations prescribe specific standards of financial responsibility. These standards are generally applied on an individual institutional basis. The Department of Education, could, however, attempt to apply these standards on a consolidated basis. If the Department of Education determines that any of our institutions fail to satisfy the financial responsibility standards, it may require that the institution post an irrevocable letter of credit as a financial responsibility bond in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete award year or, in the Department of Education's discretion, require some other less onerous demonstration of financial responsibility. One-half of Title IV funds received by our individual institutions in the most recent fiscal year ranged from $268,000 to $5,248,000, and one-half of the total Title IV funds received by all our institutions in the most recent fiscal year was $38,519,000.

     In November 1997, the Department of Education published new regulations regarding financial responsibility which were effective on July 1, 1998. The new regulations apply to our fiscal years commencing April 1, 1999 and thereafter. The regulations provided a transition year alternative which permitted us to have our institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the old regulations, whichever was more favorable. The new standards replace the acid test ratio, the tangible net worth standard and the net operating results test with three different ratios:

     - an equity ratio

     - a primary reserve ratio

     - a net income ratio.

     The equity ratio is intended to measure an institution's capital resources, ability to borrow and financial viability. The primary reserve ratio is intended to measure an institution's ability to support current operations from expendable resources. The net income ratio is intended to measure the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department of Education without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department of Education. Based on our interpretation of the application of these new standards to our financial statements for the fiscal year ended March 31, 2000, our calculations result in a composite score of 2.2 on a consolidated basis, with each individual institution included in the consolidating statements having a composite score greater than 1.5.

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

     None of our institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1997. Additionally, based on preliminary data released by the Department of Education in February 2000, none of our institutions had a Cohort Default Rate of 25% or more for the three consecutive federal fiscal years ended September 30, 1998. Accordingly, we believe that none of our institutions is currently vulnerable to termination from Title IV eligibility based on three consecutive years of excess default rates. Our institutions would have to have Cohort Default Rates of 25% or more for consecutive three year periods ending September 30, 2000 and thereafter in order to become vulnerable to termination of our Title IV student loan program eligibility.

     An institution whose Cohort Default Rate exceeds 40% for any single federal fiscal year may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If the Department of Education elects to suspend or terminate eligibility due to a single-year Cohort Default Rate in excess of the regulatory level, it must afford the institution a hearing before an independent Department of Education hearing officer and an opportunity to appeal any decision to the Secretary of Education before the limitation, suspension, or termination may take effect. None of our institutions has, or has had, a Cohort Default Rate in excess of 40% in the most recent three fiscal years.

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

     In addition, the Department of Education could transfer that institution from the "advance" system of payment of Title IV program funds, under which an institution requests and receives funding from the Department of Education in advance based on anticipated needs, to the "reimbursement" or cash monitoring system of payment, under which an institution must document their students' eligibility for Title IV program funds before receiving funds from the Department of Education or from Federal Family Education Loan program lenders. Violation of Title IV program requirements could also subject an institution or the company to sanctions under the False Claims Act, as well as other civil and criminal penalties. Penalties under the False Claims Act can amount to up to $10,000 per violation, in addition to treble damages which may be sought by the government as a result of the action constituting the false claim. The federal, state or accrediting agency requirements could result in the limitation, suspension or termination of that institution's ability to participate in the Title IV programs or the loss of state licensure or accreditation. Any of these events could have a material adverse effect on our business, results of operations or financial condition. There are no proceedings for these purposes pending against any of our institutions and we have no reason to believe that any proceeding of the type is contemplated.

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

     We expect that a significant part of our future growth will be based on our ability to identify, acquire and profitably operate and integrate additional schools. We have acquired all but one of our schools through the acquisition of existing schools rather than through the establishment of new schools. Several of the schools we acquired have experienced losses following their acquisition either in connection with their integration into our operations or because of their failure to perform as anticipated. While we are continually searching for acquisition opportunities, there can be no assurance that we will be successful in identifying, acquiring, integrating and operating additional schools. If any potential acquisition opportunities are identified, there can be no assurance that we will be able to consummate the acquisition on terms favorable to us and successfully integrate an acquisition into our existing operations and there can be no assurance as to the timing or effect on our business of any acquisitions.

     When we acquire an existing school and account for the acquisition as a "purchase" rather than a "pooling of interests", a significant portion of the purchase price for the school is often allocated to goodwill and intangibles. Most of our acquisitions do not involve the purchase of significant amounts of tangible property. Goodwill and intangibles are generally amortized over periods ranging from fifteen to forty years, which reduces our reported earnings.

     In acquiring a school, we must assume any liabilities of the institution to the Department of Education resulting from the institution's failure to comply with the Higher Education Act or the regulations prior to the date of acquisition. We attempt to minimize the impact of any liabilities by including representations as to regulatory compliance and indemnification provisions in the relevant acquisition agreements. We have not had any material amount of unindemnified Title IV regulatory liabilities asserted against us with respect to any of our prior acquisitions; however, no assurance can be given that any assertions will not be made in the future. In addition, if available offsets are insufficient, there can be no assurance that the parties responsible for indemnifying us from these liabilities will have the financial resources necessary to indemnify us for all or any portion of such possible liabilities.

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

     We do not pay dividends. We have not paid any dividends to date. We do not currently intend to declare or pay dividends on our Common Stock in the foreseeable future, but plan to retain any earnings for use in our business operations. In addition, the bank credit facility contains restrictions which prohibit us from paying dividends while the credit line is in effect.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        EXECUTIVE OFFICERS AND DIRECTORS

     The following table provides information regarding the executive officers and directors of Quest as of March 31, 2000. Biographical information for each of the persons set forth in the table is presented below.

NAME                                         AGE                      TITLE
----                                         ---                      -----
Gary D. Kerber.............................  61    Chairman, President, Chief Executive
                                                   Officer and a Director
Vince Pisano...............................  46    Vice President and Chief Financial Officer
Gerald T. Kosentos.........................  48    Vice President of Operations
Elaine Neely-Eacona........................  47    Vice President of Financial Aid
Ellen L. Bernhardt.........................  49    Director of Operations -- Eastern Region
Linwood W. Galeucia........................  55    President -- New England Region
Craig A. Wood..............................  51    Director of Operations -- Western Region
K. Terry Guthrie...........................  57    Director of Accreditation
A. William Benham, Jr. ....................  38    Controller
Robert J. Cresci...........................  56    Director
Carl S. Hutman.............................  66    Director
Richard E. Kroon...........................  57    Director
William D. Ford............................  72    Director

     GARY D. KERBER, age 61, has been President, Chief Executive Officer and a Director since March 1988. From 1971 to 1983, he was employed by American Hospital Supply Company in various sales and executive positions. From 1983 to 1986, Mr. Kerber was the chief executive officer for Kimberly Services, Inc.

     VINCE PISANO, age 46, has been Vice President of Finance and Chief Financial Officer since March 1990. From 1978 to 1990, he was employed by National Education Corporation, a provider of postsecondary education, as corporate controller and subsequently as the vice president of finance of its educational centers division.

     GERALD T. KOSENTOS, age 48, has been Vice President of Operations since June 1997. From April 1997 through June 1997 he was Director of
Operations -- Central Region of Quest. From January 1995 to June 1997 he was Director of ICM School of Business & Medical Careers, a wholly owned subsidiary of Quest. Prior to January 1995, Mr. Kosentos was employed for 21 years by National Education Corporation, a provider of postsecondary education, in various positions including the directorship of three school locations, Regional Director of Operations and, for the last nine years of his employment, as Vice President of Operations.

     ELAINE NEELY-EACONA, age 47 was appointed Vice President of Financial Aid in March 1998. From 1990 until March 1998, she was Director of Financial Aid. From 1976 to 1990, she was employed in various financial aid positions by Education Management Corporation, a provider of postsecondary education.

     ELLEN L. BERNHARDT, age 49, has been Director of Operations -- Eastern Region since August 1993. From 1985 to 1993, she was employed by National Education Corporation, a provider of postsecondary education, most recently as Southeast Regional Director of Operations.

     LINWOOD W. GALEUCIA, age 55, has been President of the New England Region since March 1998. From 1983 to March 1998, Mr. Galeucia was President, Executive Vice President and co-owner of Hesser, Inc., the parent company of Hesser College. Since 1990, Mr. Galeucia has been a member of the New Hampshire Postsecondary Education Commission.

     CRAIG A. WOOD, age 51, was appointed Director of Operations -- Western Region in March 1998. From December 1997 to March 1998, Mr. Wood served as a consultant. From July 1997 to December 1997, Mr. Wood was Vice President, Operations of Education America, Inc. From February 1995 to July 1997, Mr. Wood was Vice President, Marketing of the Katherine Gibbs Schools, Inc.

     K. TERRY GUTHRIE, age 57, has been Director of Accreditation of the Company since July 1993. From 1971 to July 1993, he was employed as president of Ohio Institute of Photography and Technology, which he co-founded. We acquired Ohio Institute of Photography and Technology in July 1993.

     A. WILLIAM BENHAM, JR., age 38, has been Controller since May 1995. From 1990 to May 1995, Mr. Benham was Assistant Controller.

     ROBERT J. CRESCI, age 56, has been a Director since 1991. Since September 1990, Mr. Cresci has been a Managing Director of Pecks Management Partners Ltd., an investment management firm. Mr. Cresci currently serves on the boards of Sepracor, Inc., Aviva Petroleum Ltd., Film Roman, Inc., Castle Dental Centers, Inc., Candlewood Hotel Co., Inc., SeraCare, Inc., Jfax.com, Inc., E-Stamp, Inc. and several private companies.

     CARL S. HUTMAN, age 66, has been a Director since 1988. From 1996 to 1999, he was managing director of Fundamental Management Corporation, an investment management firm. Since 1981, he has been president of Anlyn Advisers, Inc., an investment advisory company. From 1981 to 1991, he was a general partner of Investech, L.P., a venture capital partnership, which purchased convertible preferred stock and Common Stock of the Company in 1988 and 1989 and distributed all of its holdings to its general and limited partners in 1991. Mr. Hutman is a member of the Board of Directors of Canadian General Investments, Limited, Canadian World Fund Limited and Third Canadian General Investment Trust Limited, all of which are investment funds. Mr. Hutman is also a member of the Board of Directors of Harris Trust/Bank of Montreal, Florida.

     RICHARD E. KROON, age 57, has been a Director since 1994. Since 1981, Mr. Kroon has been managing partner of the Sprout Group and recently became its Chairman. He also serves on the investment committees of several other private equity funds affiliated with Donaldson, Lufkin and Jenrette. Mr. Kroon is a director of several private companies and is Chairman and a director of the National Venture Capital Association.

     WILLIAM D. FORD, age 72, is an attorney admitted to practice in the State of Michigan since 1951. From 1964 to 1994, he was a member of the U.S. House of Representatives, representing the 13th District of Michigan. While a member of the House of Representatives, Mr. Ford served on the Education & Labor Committee from 1964 to 1994, and served as Chairman of that committee from 1991 until his retirement in 1994. He actively participated in the passage of the Head Start program, the Elementary and Secondary Education Act, and the Higher Education Act. He was a sponsor of the Adult Education Act, the Bilingual Education Act, and Education for all Handicapped Children's Act, the National and Community Service Trust Act, and the Goals 2000: Educate America Act. Mr. Ford also authored the Family and Medical Leave Act and was instrumental in the passage of numerous bills designed to ensure workers' rights and safety, pension protection and fair trade treatment for America's auto industry and its workers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and greater than 10% stockholders to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports, we believe that all reporting persons complied with all filing requirements during the fiscal year ended March 31, 2000, except for the late filing of a Form 4 during January 2000 for Linwood Galeucia. This filing was made through a Form 5 filed on April 18, 2000.

BOARD OF DIRECTORS

     Under the Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), and the Bylaws (the "Bylaws") of Quest, the Board of Directors consists of five directors or such greater or lesser number as may be fixed from time to time by a majority of the total number of directors which we would have if there were no vacancies on our Board of Directors.

     The Board has a standing Audit Committee and a standing Compensation Committee. It does not have a Nominating Committee.

     Messrs. Cresci (Chairman) and Hutman comprise the Audit Committee of the Board of Directors, which is responsible for policies, procedures and other matters relating to accounting, internal financial controls and financial reporting, including the engagement of independent auditors and the planning, scope, time and cost of any audit and any other services they may be asked to perform, and also review with the auditors their report on our consolidated financial statements following completion of each audit. In addition, the Audit Committee is responsible for policies, procedures and other matters relating to business integrity, ethics and conflicts of interests.

     Messrs. Kroon (Chairman), Cresci and Ford comprise the Compensation Committee of the Board of Directors, which is responsible for policies, procedures and other matters relating to employee benefit and compensation plans, including compensation of the executive officers as a group and the chief executive officer individually. The Compensation Committee is also responsible for administering and making awards under the stock-based compensation plans, procedures and other matters relating to management development and for reviewing, monitoring and recommending (for approval by the full Board of Directors) plans with respect to succession of the chief executive officer.

  Compensation of the Board of Directors

     All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors who are not employees of Quest and do not otherwise receive compensation from us are entitled to an annual directors' fee of $6,000 and directors' fees of $1,000 for each Board meeting attended and $500 for each Committee meeting attended in addition to the reimbursement of reasonable expenses incurred in connection with their activities as directors of Quest. Directors who are also employees of Quest receive no compensation for serving on the Board of Directors. Non-Employee Directors are also entitled to receive options to purchase our Common Stock. See "Non-Employee Directors' Stock Option Plan."

  Non-Employee Directors' Stock Option Plan

     On June 20, 1996, we adopted, and our stockholders approved, a Non-Employee Director Stock Option Plan (the "Directors' Plan") to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on our behalf by enlarging their personal stake in Quest. The maximum number of shares of Common Stock with respect to which options may be granted under the Directors' Plan is 200,000 shares. As of March 31, 2000, options covering 70,000 shares were available for future grant under the Directors' Plan.

     Each member of the Board of Directors who otherwise (i) is not currently an employee, (ii) is not a former employee still receiving compensation for prior services (other than benefits under a tax-qualified pension plan), and (iii) is not currently receiving remuneration in any capacity other than as a director is eligible for the grant of stock options under the Directors' Plan. Currently, all directors other than Mr. Kerber are eligible to participate in the Directors' Plan.

     On the date the Directors' Plan was adopted, each of the four existing non-employee directors were each granted, contingent upon completion of the IPO, options to purchase 25,000 shares of our Common Stock at the IPO price, or $10.00 per share. These options vested immediately upon consummation of the IPO. Upon the election of any new member to the Board of Directors, the member will be granted an option to purchase 25,000 shares of Common Stock at the fair market value at date of grant, vesting in five equal annual installments beginning on the first anniversary of the date of grant. Beginning with the next annual meeting of the stockholders and provided that a sufficient number of shares remain available under the Directors' Plan, each year immediately following the date of our annual meeting there automatically will be granted to each non-employee director who is then serving on the Board an option to purchase 3,000 shares of our Common Stock, which options will be immediately vested. The options to be granted under the Directors' Plan shall be nonqualified stock options (stock options which do not constitute "incentive stock options" within the meaning of Section 422A of the Plan).

ITEM 11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the annual and long-term compensation we paid for services performed on our behalf for the last three completed fiscal years (i.e., the fiscal years ended March 31, 2000, March 31, 1999 and March 31,
1998), with respect to those persons who were, as of March 31, 2000, our Chief Executive Officer and the next four highest paid executive officers (the "Named Executive Officers") who earned compensation greater than $100,000 in each year.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                            ANNUAL                         ------------------
                                        COMPENSATION(1)                        SECURITIES           ALL
                             FISCAL   -------------------   OTHER ANNUAL   UNDERLYING OPTIONS      OTHER
NAME AND PRINCIPAL POSITION   YEAR     SALARY     BONUS     COMPENSATION   (NUMBER OF SHARES)   COMPENSATION
---------------------------  ------   --------   --------   ------------   ------------------   ------------
Gary D. Kerber.............   2000    $245,753   $186,188     $     --           25,000            $2,400(2)
  Chairman, President and     1999     215,634    416,110           --           50,414             2,400(2)
  Chief Executive             1998     195,909    120,828           --           20,000             2,400(2)
  Officer
Vince Pisano...............   2000     184,627    139,875           --           25,000                --
  Vice President of Finance   1999     162,025    312,655           --           22,686                --
  and Chief Financial         1998     147,197     90,784           --           20,000                --
     Officer
Gerald T. Kosentos.........   2000     170,769    129,375           --           25,000
  Vice President of           1999     149,885    270,750           --               --
  Operations                  1998     128,269     38,388           --           78,833                --
Linwood Galeucia...........   2000     125,999     39,000           --           15,000                --
  President, New England      1999     119,999     87,613           --               --                --
  Region                      1998       5,770         --           --               --                --
Craig Wood.................   2000     125,330     51,644           --           10,000                --
  Director of Operations --   1999     105,769         --           --               --                --
  Western Region              1998          --         --           --           20,000                --

---------------

(1) Does not include the dollar value of perquisites and other personal benefits.
(2) Consists solely of premiums we paid for a life insurance policy for Mr. Kerber. Upon Mr. Kerber's death, we will receive no proceeds from the policy.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth all grants of options for our common stock to the Named Executive Officers of the Company during the fiscal year ended March 31, 2000. In addition, the table shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option terms.

               OPTION GRANTS FOR FISCAL YEAR ENDED MARCH 31, 2000

                                                               INDIVIDUAL GRANTS
                                   --------------------------------------------------------------------------
                                                                                        POTENTIAL REALIZABLE
                                                                                                VALUE
                                                                                          AT ASSUMED ANNUAL
                                                                                                RATES
                                                                                           OF STOCK PRICE
                                   NUMBER OF    % OF TOTAL                                  APPRECIATION
                                   SECURITIES    OPTIONS     EXERCISE OR                 FOR OPTION TERM(2)
                                   UNDERLYING   GRANTED TO   BASE PRICE    EXPIRATION   ---------------------
NAME                                OPTIONS     EMPLOYEES     ($/SHARE)     DATE(1)        5%         10%
----                               ----------   ----------   -----------   ----------   --------   ----------
Gary D. Kerber...................    25,000        9.5%         $7.75       4/28/09     $121,848   $  308,788
Vince Pisano.....................    25,000        9.5           7.75       4/28/09      121,848      308,788
Gerald T. Kosentos...............    25,000        9.5           7.75       4/28/09      121,848      308,788
Linwood W. Galeucia..............    15,000        5.7           7.75       4/28/09       73,109      185,273
Craig Wood.......................    10,000        3.9           7.75       4/28/09       48,739      123,515
                                    -------                                             --------   ----------
          Total..................   100,000                                             $487,392   $1,235,152
                                    =======                                             ========   ==========

---------------

(1) Expiration dates reflect the expiration date of the last vested installment of each grant. We generally schedules an option grant to vest in five equal installments, each installment expiring on the fifth anniversary of the vesting date.
(2) The dollar amounts under these columns represent the potential tangible value, before income taxes, of each option assuming that the market price of the Common Stock appreciates in value from fair market value at the date of grant to the end of the option term at 5% and 10% annual rates and therefore are not intended to forecast possible future appreciation, if any, of the price of the Common Stock. All grants of options have been made with exercise prices equal to fair value at date of grant.

     The following table sets forth, as of March 31, 2000, the number of stock options and the value of unexercised stock options held by the Named Executive Officers and the exercises of stock options during the year ended March 31, 2000 by the Named Executive Officers.

        AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED MARCH 31, 2000
                           AND YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                             NUMBER OF    VALUE REALIZED        OPTIONS AT MARCH            IN-THE-MONEY OPTIONS
                              SHARES        OF SHARES               31, 2000                AT MARCH 31, 2000(1)
                            ACQUIRED ON      ACQUIRED      ---------------------------   ---------------------------
NAME                         EXERCISE      ON EXERCISE     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        -----------   --------------   -----------   -------------   -----------   -------------
Gary D. Kerber............    50,414         $ 72,470        135,594         60,333       $ 67,003       $ 38,623
Vince Pisano..............    28,936           66,049        104,408         54,666         53,602         35,272
Gerald T. Kosentos........        --               --         39,068         74,932         44,120         54,548
Linwood W. Galeucia.......        --               --             --         15,000             --         13,125
Craig Wood................        --               --          8,000         22,000             --          8,750
                              ------         --------        -------        -------       --------       --------
          Total...........    79,350         $138,519        287,070        226,931       $164,725       $150,318
                              ======         ========        =======        =======       ========       ========

---------------

(1) The dollar value of the unexercised options has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise or base price of the option at exercise or fiscal year-end, respectively.

1996 PERFORMANCE INCENTIVE PLAN AND 1998 AMENDMENT TO THE 1996 PERFORMANCE INCENTIVE PLAN

     In June 1996, our Board of Directors (the "Board") authorized, and our stockholders approved, the 1996 Stock Incentive Plan for executive and other employees of Quest, including a limited number of outside consultants and advisors, effective as of the completion of the IPO (the "Stock Option Plan"). Under the Stock Option Plan, employees, outside consultants and advisors (the "Participants") (as defined in the Stock Option Plan) may receive awards of stock options (both Nonqualified Options and Incentive Options, as defined in the Stock Option Plan), stock appreciation rights or restricted stock. Effective September 22, 1998, the 1998 Amendment to Stock Option Plan was approved by our shareholders. The Amendment increased the number of shares subject to the Stock Option Plan by 500,000 to a maximum of 1,461,666 shares of Common Stock. As of March 31, 2000, options for 373,487 shares of Common Stock were available for grant. The purpose of the Stock Option Plan is to provide our employees (including officers and directors who are also employees) and non-employee consultants and advisors ("employees") with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

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

     Participants. The Participants in the Stock Option Plan are those employees, consultants and advisors who in the judgment of the Administrator are or will become responsible for our direction and financial success. Employees include officers and directors who are also employees.

     Shares Subject to Plan. The maximum number of shares with respect to which stock options or stock appreciation rights may be granted or which may be awarded as restricted stock under the Stock Option Plan is 1,461,666 shares of Common Stock of which 373,487 were available for grant as of March 31, 2000. Shares covered by expired or terminated stock options or stock appreciation rights or forfeited restricted stock awards will again become available for grant or award under the Stock Option Plan. The number of shares subject to each outstanding stock option, stock appreciation right or restricted stock award, the option price with respect to outstanding stock options, the grant value with respect to outstanding stock appreciation rights and the aggregate number of shares remaining available under the Stock Option Plan will be subject to such adjustment as the Administrator, in its discretion, deems appropriate to reflect such events as stock dividends, stock splits, recapitalizations, mergers, consolidations or reorganizations of, or by us.

     Stock Options and Stock Appreciation Rights. Under the terms of the Stock Option Plan, the Administrator may grant to Participants either Incentive Options meeting the definition of an incentive stock option under Section 422 of the Code or Nonqualified Options not meeting such definition, or any combination thereof. The exercise price for an Incentive Option may not be less than 100% of the fair market value of the stock on the date of grant; however, the exercise price for an Incentive Option granted to an employee who owns more than 10% of our voting stock or any subsidiary may not be less than 110% of the fair market value of the stock on the date of grant.

     Under the terms of the Stock Option Plan, the Administrator may grant stock appreciation rights to Participants either in conjunction with, or independently of, any stock options. Stock appreciation rights may be granted in conjunction with stock options as an alternative right or as an additional right. Upon exercise of a stock appreciation right, a Participant will generally be entitled to receive an amount equal to the difference between the fair market value of the shares at the time of grant and the fair market value of the shares at the time of exercise. This amount may be payable in cash, shares of Common Stock or a promissory note from the Participant, or any combination thereof, as determined in the discretion of the Administrator.

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

     If the employment or consultancy of a Participant terminates, the Administrator may, in its discretion, permit the exercise of stock options and stock appreciation rights granted to such Participant (i) for a period not to exceed three months following termination of employment with respect to Incentive Options or related stock appreciation rights if termination of employment is not due to death or permanent disability of the Participant, (ii) for a period not to exceed one year following termination of employment with respect to Incentive Options or related stock appreciation rights if termination of employment is due to the death or permanent disability of the Participant, and (iii) for a period not to extend beyond the expiration date with respect to Nonqualified Options or related or independently granted stock appreciation rights.

     Restricted Stock Awards. Subject to the terms of the Stock Option Plan, the Administrator may award shares of restricted stock to Participants. All shares of restricted stock will be subject to the following terms and conditions, among others: (i) at the time of each award of restricted shares, a restricted period of no less than six months and no greater than five years, will be established for the shares. The restricted period may differ among Participants and may have different expiration dates with respect to portions of shares covered by the same award; (ii) shares of restricted stock awarded to Participants may not be sold, assigned, transferred, pledged, hypothecated or otherwise encumbered during the restricted period applicable to such shares. Except for such restrictions on transfer, a Participant will have all of the rights of a shareholder in respect to restricted shares awarded to him or her including the right to receive any dividends on, and the right to vote, the shares; and (iii) if a Participant ceases to be an employee or consultant for any reason other than death or permanent disability, all shares theretofore awarded to the Participant which are still subject to the restrictions imposed by provision (ii) above will upon such termination of employment or consultancy be forfeited and transferred back to us. If such employment or consultancy is terminated by our action without cause or by agreement between us and the Participant, the Administrator may, in its discretion, release some or all of the shares from the restrictions; (iv) if a Participant ceases to be an employee or consultant by reason of death or permanent disability, the restrictions will lapse with respect to shares then subject to such restrictions, unless otherwise determined by the Administrator.

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

     For the purpose of conforming to any changes in applicable law or governmental regulation, or for any other lawful purpose, the Board will have the right, with or without approval of our shareholders, to amend or revise the terms of the Stock Option Plan at any time; however, no such amendment or revision will, without the consent of the holder thereof, change the stock option price (other than anti-dilution adjustments) or alter or impair any stock option, stock appreciation right or restricted stock which has been previously granted or awarded under the Stock Option Plan.

FEDERAL INCOME TAX CONSEQUENCES OF STOCK INCENTIVE PLANS

     We understand that, under current federal income tax rules, awards under the 1996 Performance Incentive Plan and the Non-Employee Director Plan have the consequences described below:

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

          Incentive Options. Incentive Options granted pursuant to the Plan are intended to qualify as "Incentive Options" within the meaning of Section 422 of the Code. If the Participant makes no disposition of the shares acquired pursuant to exercise of an Incentive Option within one year after the transfer of shares to such Participant and within two years from grant of the option, such Participant will realize no taxable income as a result of the grant or exercise of such option, and any gain or loss that is subsequently realized may be treated as long-term capital gain or loss, as the case may be. Under these circumstances, we will not be entitled to a deduction for federal income tax purposes with respect to either the issuance of such Incentive Options or the transfer of shares upon their exercise. However, the exercise of an Incentive Option is an item of tax preference and a Participant may have alternative minimum tax liability.

          If shares acquired upon exercise of Incentive Options are disposed of prior to the expiration of the above time periods, the Participant will recognize ordinary income in the year in which the disqualifying disposition occurs, the amount of which will generally be the lesser of (i) the excess of the market value of the shares on the date of exercise over the option price, or (ii) the gain recognized on such disposition. Such amount will ordinarily be deductible by us for federal income tax purposes in the same year, provided that the amount constitutes reasonable compensation. In addition, the excess, if any, of the amount realized on a disqualifying disposition over the market value of the shares on the date of exercise will be treated as capital gain.

          Nonqualified Options. A Participant who acquires shares by exercise of a Nonqualified Option generally realizes as taxable ordinary income, at the time of exercise, the difference between the exercise price and the fair market value of the shares on the date of exercise. Such amount will ordinarily be deductible by us in the same year, provided that the amount constitutes reasonable compensation. Subsequent appreciation or decline in the value of the shares on the sale or other disposition of the shares will generally be treated as capital gain or loss.

          Stock Appreciation Rights. A Participant generally will recognize income upon the exercise of a stock appreciation right in an amount equal to the amount of cash received and the fair market value of any shares received at the time of exercise, plus the amount of any taxes withheld. Such amount will ordinarily be deductible by us in the same year, provided that the amount constitutes reasonable compensation.

          Restricted Stock. A Participant granted shares of restricted stock under the Plan is not required to include the value of such shares in ordinary income until the first time such Participant's rights in the shares are transferable or are not subject to substantial risk of forfeiture, whichever occurs earlier, unless such Participant timely files an election under Section 83(b) of the Code to be taxed on the receipt of the shares. In either case, the amount of such income will be equal to the excess of the fair market value of the stock at the time the income is recognized over the amount (if any) paid for the stock. We will ordinarily be entitled to a deduction, in the amount of the ordinary income recognized by the Participant, for our taxable year in which the Participant recognizes such income, provided that the amount constitutes reasonable compensation.

          Withholding Payments. If, upon exercise of a Nonqualified Option or stock appreciation right, or upon the award of restricted stock or the expiration of restrictions applicable to restricted stock, or upon a disqualifying disposition of shares acquired upon exercise of an Incentive Option, we must pay amounts for income tax withholding, then in the Committee's sole discretion, either we will appropriately reduce the amount of stock or cash to be delivered or paid to the Participant or the Participant must pay such amount to reimburse us for such payment. The Committee may permit a Participant to satisfy such withholding obligations by electing to reduce the number of shares of Common Stock delivered or deliverable to the Participant upon exercise of a stock option or stock appreciation right or award of restricted stock or by electing to tender an appropriate number of shares of Common Stock back to us subsequent to exercise of a stock option or stock appreciation right or award of restricted stock (with such restrictions as the Committee may adopt).

EMPLOYMENT AGREEMENTS

     On December 31, 1992, we entered into an Employment Agreement with Gary D. Kerber as President and Chief Executive Officer. The Employment Agreement provides for a base salary of $160,000 per year as of March 21, 1992, which salary is reviewed on an annual basis by our Board of Directors prior to the end of each fiscal year. The Employment Agreement also provides that Mr. Kerber will prepare, on an annual basis for each fiscal year, an appropriate incentive compensation plan for himself and other executive officers, which plan may be implemented only with the consent of our Board of Directors. In reviewing these plans, the Compensation Committee of the Board of Directors has considered the appropriateness of the goals presented in light of our past performance and prospects and the reasonableness of the projected compensation in light of our size and potential income levels. The term of the Employment Agreement continues until terminated by either Mr. Kerber or us, with or without cause; provided, however, that if we terminate the Employment Agreement without cause, we will be obligated to pay Mr. Kerber termination pay equal to the greater of $160,000 or an amount based upon a specified fraction of Mr. Kerber's most recent annual fiscal year base compensation (net of incentive or bonus compensation), as determined under the Employment Agreement.

     To maximize shareholder value, we have agreed with Mr. Kerber and Mr. Pisano that if we are sold and they have made a good faith effort to complete the transaction as intended, we will pay them pro rata based on their then current cash compensation, the sum of $500,000 plus 2% of the amount that the purchase price exceeds a minimum amount. We have also agreed to pay them one year's salary if their employment is terminated within one year after we experience a change in control.

     The company has no formal bonus program for its key employees. Bonus payments were made to key employees based on the achievement of agreed upon performance objectives or as a part of the recruitment process. Our fiscal 2001 bonus plan for Messrs. Kerber, Pisano and Kosentos provides for a bonus pool of approximately $56,000 to $907,000 to be distributed among them if identified annual earnings per share goals ranging from $1.04 to $1.19 are met. For each $.01 per share increase beyond $1.19 per share, the pool would be increased by approximately 8.3% of their total base pay for fiscal 2001. We have agreed with Mr. Kosentos to pay him one year's base salary if we experience a change in control and he chooses to terminate his employment within twelve months.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The table below sets forth, as of June 21, 2000, certain information regarding beneficial ownership of the shares of our Common Stock by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer included in the Summary Compensation Table, and (iv) all of our executive officers and directors as a group.

                                                                AMOUNT AND
                                                                 NATURE OF       PERCENTAGE OF
                                                                BENEFICIAL        OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP(1, 2)   SHARES OWNED(2)
------------------------------------                          ---------------   ---------------
Sprout Capital V(3).........................................       920,005           11.6%
Sprout Technology Fund(3)...................................        19,889              *
DLJ Venture Capital Fund II, L.P(3).........................        54,921              *
Wellington Management Co., Ltd(4)...........................       808,000           10.2%
Stadium Capital Management LLC(5)...........................       564,900            7.1%
Matador Capital Management(6)...............................       434,150            5.5%
Gary D. Kerber(7, 8)........................................       480,870            6.0%
Vince Pisano(7, 9)..........................................       285,904            3.6%
Gerald T. Kosentos(7, 10)...................................        56,535              *
Elaine Neely-Eacona(7, 11)..................................        22,947              *
Ellen L. Bernhardt(7, 12)...................................        39,667              *
Linwood W. Galeucia(7, 13)..................................        94,266            1.2%
Craig A. Wood(7, 14)........................................        10,000              *
K. Terry Guthrie(7, 15).....................................        12,333              *
A. William Benham(7, 16)....................................        20,349              *
Robert J. Cresci(17)........................................        34,000              *
Carl S. Hutman(18)..........................................        34,340              *
Richard E. Kroon(19)........................................        34,000              *
William D. Ford(20).........................................        14,800              *
All executive officers and directors as a group (13
  persons)..................................................     1,122,053           14.1%

---------------

 *  Less than 1%.
(1) The number of shares of Common Stock beneficially owned by each person or entity is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares for which the individual has sole or shared voting power or investment power and also any shares of Common Stock which the individual has the right to acquire within 60 days after June 21, 2000 through the exercise of any stock option or other right. The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) The number of shares deemed outstanding includes shares outstanding as of June 21, 2000 (7,960,616) plus any shares subject to options held by the person in question that are exercisable within 60 days after June 21, 2000.
(3) The address of Sprout Capital V, Sprout Technology Fund and DLJ Venture Capital Fund II, L.P. is 277 Park Avenue, 21st Floor, New York, New York 10172.
(4) The address of Wellington Management Co., Ltd is 75 State Street, Boston, Massachusetts 02109.
(5) The address of Stadium Capital Management LLC is 430 Cowper Street, Suite 200, Palo Alto, California 94501.
(6) The address of Matador Capital Management is 200 1st Avenue North, Suite 203, St. Petersburg, Florida 33701.

 (7) The address of the employees is c/o Quest Education Corporation, 1400 Hembree Road, Suite 100, Roswell, Georgia 30076.
 (8) Includes 150,594 shares of Common Stock that may be purchased upon the exercise of options that are exercisable within 60 days of the date of this table.
 (9) Includes 116,908 shares of Common Stock that may be purchased upon the exercise of options that are exercisable within 60 days of the date of this table. Also, includes 17,799 shares held by Mr. Pisano for the benefit of his minor children, for which he disclaims any beneficial ownership, and 160 shares hold by a minor child residing with him, for which he disclaims beneficial ownership.
(10) Includes 56,535 shares of Common Stock that may be purchased upon the exercise of options that are exercisable within 60 days of the date of this table.
(11) Includes 17,125 shares of Common Stock that may be purchased upon the exercise of options that are exercisable within 60 days of the date of this table.
(12) Includes 39,667 shares of Common Stock that may be purchased upon the exercise of options that are exercisable within 60 days of the date of this table.
(13) Includes 3,000 shares of Common Stock that may be purchased upon the exercise of options that are exercisable within 60 days of the date of this table.
(14) Includes 10,000 shares of Common Stock that may be purchased upon the exercise of options that are exercisable within 60 days of the date of this table.
(15) Includes 11,000 shares of Common Stock that may be purchased upon the exercise of options that are exercisable within 60 days of the date of this table.
(16) Includes 16,376 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(17) Mr. Cresci, a director of Quest, is a managing partner of Pecks Management Partners, Ltd. Mr. Cresci's address is c/o Pecks Management Partners Ltd., 1 Rockefeller Plaza, New York, New York 10020. Includes 34,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(18) Mr. Hutman's address is 3265 NW 62nd Lane, Boca Raton, Florida 33496. Includes 34,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(19) Mr. Kroon is the general partner of the general partner of Sprout Capital V, Sprout Technology Fund, and DLJ Venture Capital Fund II, L.P. Excludes 994,815 shares of Common Stock owned, in the aggregate, by such entities. Mr. Kroon disclaims any beneficial ownership. Includes 34,000 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.
(20) Mr. Ford's address is 312 Eighth Street SE, Washington, D.C. 23003. Includes 14,800 shares of Common Stock which may be purchased upon the exercise of options which are exercisable within 60 days of the date of this table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Richard E. Kroon, Robert J. Cresci and William D. Ford. No member of the Compensation Committee was at any time during fiscal 2000, or formerly, an officer or employee of Quest or any subsidiary of Quest.

     In July 1991, we entered into a Securities Purchase Agreement, dated July 21, 1991, as amended (the "Securities Purchase Agreement"), among Quest and the Pecks Managed Entities, pursuant to which the Delaware Plan, the ICI Trust and the Zeneca Trust loaned $2,900,000, $603,000 and $497,000, respectively, to the Company on a senior subordinated basis in exchange for 13% Senior Subordinated Notes (the "Notes") originally due July 23, 1996 issued by the Company in the aggregate principal face amount of $4,000,000 and warrants (the "Warrants") to purchase an aggregate of 1,333,333 shares of Common Stock at a purchase price equal to the lesser of (i) $3.00 per share or (ii) 70% of the cash purchase price per share of Common Stock in an initial public offering without regard to deductions for underwriting discounts and commissions. In May 1996, the terms of the Warrants were amended to provide for a cashless exercise based on the initial public offering price in the event of a public offering of our Common Stock. In return, the holders agreed to exercise the Warrants simultaneously with the commencement of the initial public offering and to terminate certain "put" provisions originally contained in the Warrants. The modifications were approved by all of the members of our Board of Directors, with Mr. Cresci abstaining. At completion of the IPO, the Pecks Managed Entities beneficially owned more than five percent of the issued and outstanding Common Stock of Quest. In addition, Robert J. Cresci, who is a director of Quest, is a managing director of Pecks, which serves as investment advisor for each of the Pecks Managed Entities. In fiscal 1996, Mr. Cresci served as a member of the Compensation Committee of our Board of Directors. In connection with the IPO, the Pecks Managed Entities exercised, on a cashless basis, the Warrants to purchase 1,333,333 shares of Common Stock at $3.00 per share, which resulted in the issuance of 933,333 shares of Common Stock in respect of such Warrants. In fiscal years 1997, 1996 and 1995, we incurred interest expense on the Notes to the Delaware Plan in the amounts of $149,834, $364,941 and $253,610, respectively, to the ICI Trust in the amounts of $31,155, $75,883 and $52,733 respectively, and to the Zeneca Trust in the amounts of $25,678, $62,543 and $43,464, respectively. Upon consummation of the IPO, we utilized $2,700,000 of the proceeds of this Offering to repay the entire outstanding amount of principal and accrued interest on the Notes.

     In connection with the transactions contemplated by the Securities Purchase Agreement, Quest, the Pecks Managed Entities, the Sprout Group, LTOS and Gary D. Kerber entered into a Coinvestors Agreement (the "Coinvestors Agreement"), dated July 23, 1991, pursuant to which the parties thereto agreed to vote their respective shares of our Common Stock for the election to the Board of Directors of one person designated by the Pecks Managed Entities, so long as the Pecks Managed Entities collectively held or beneficially owned (i) $750,000 aggregate principal amount of Notes or (ii) 250,000 shares of Common Stock issued or issuable upon exercise of the Warrants.

     In addition, pursuant to a Registration Rights Agreement, dated as of July 23, 1991, as amended (the "Registration Rights Agreement"), the Pecks Managed Entities were granted certain demand registration rights with respect to shares of Common Stock issued or issuable to them upon exercise of the Warrants. Pursuant thereto, upon request of Pecks Managed Entities holding at least 50% (by voting power) of the Warrants (assuming conversion of the Warrants into shares of Common Stock), we shall use our best efforts to effect the registration under the Securities Act of Common Stock at such holders' request. We are only required to undertake two such registrations. In the event of a registration initiated by us or by any of our other stockholders holding registration rights, we have granted certain "piggy-back" registration rights to the Pecks Managed Entities and must notify the Pecks Managed Entities of such registration and permit the inclusion of any of the Pecks Managed Entities' Common Stock in any such registration if so requested. The number of shares of Common Stock held by the Pecks Managed Entities that must be included in a registration will be determined by the managing underwriter selected by us, and Pecks Managed Entities' participation will be subject to a priority cut-back as provided for in the Registration Rights Agreement. We agreed to pay all expenses in connection with such registrations. See "Certain Transactions."

                              CERTAIN TRANSACTIONS

     For information regarding transactions among Quest, the Pecks Managed Entities and Robert J. Cresci, who is a director, see "Compensation Committee Interlocks and Insider Participation."

     In connection with the acquisitions of two CHI Institute Schools and four Hesser College Schools, we pledged the stock of the acquiring subsidiaries to secure indebtedness. As of the date of March 31, 2000, the principal amount of such indebtedness was $3,300,000.

     On March 13, 1998, we acquired the four Hesser Schools and the real estate in Manchester, New Hampshire, which is the main campus. As part of the purchase price, 202,532 shares of our Common Stock were issued to the two shareholders of Hesser. We filed a registration statement on Form S-3 (SEC File No. 333-52451) on May 12, 1998 with respect to such shares. This registration statement was declared effective by the Commission on May 19, 1998, and provided it continues to be effective, it will enable the holders of such shares to sell their shares in the public market.

     With respect to each transaction between Quest and an affiliate of Quest, a majority of the disinterested members of the Board of Directors determined that such transactions were on terms at least as fair as if they had been consummated with unrelated third parties. The Board of Directors has adopted a policy that prior to entering into any transaction with a related party, a similar determination must be made with respect to such transaction by a majority of our disinterested directors.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS (indexed as F-1 to F-20)
       Report of Independent Auditors
       Consolidated Balance Sheets as of March 31, 2000 and 1999
       Consolidated Statements of Income for the years ended March 31, 2000,
         1999 and 1998
         Consolidated Statements of Stockholders' Equity for the years ended March 31, 2000, 1999 and
         1998
       Consolidated Statements of Cash Flows for the years ended March 31, 2000,
         1999 and 1998
       Notes to Consolidated Financial Statements

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

     (c) Reports on Form 8-K:

     None.

     (d) Exhibits

EXHIBIT                                 DESCRIPTION
--------                                -----------
 3.1(a)*    --  Restated Certificate of Incorporation of EMI Acquisition
                Corp. (See Exhibit 3.1(a) to Amendment No. 1 to Registration
                Statement on Form S-1 filed with the Commission on September
                20, 1996.)
 3.1(b)*    --  Certificate of Amendment of Certificate of Incorporation of
                EMI Acquisition Corp. (See Exhibit 3.1(b) to Amendment No. 3
                to Registration Statement on Form S-1 filed with the
                Commission on October 22, 1996.)
 3.1(c)*    --  Second Amendment to Restated Certificate of Incorporation of
                Educational Medical, Inc. (See Exhibit 3.1(c) to Amendment
                No. 3 to Registration Statement on Form S-1 filed with the
                Commission on October 22, 1996.)

EXHIBIT                                 DESCRIPTION
--------                                -----------
 3.1(d)*    --  Third Amendment to Restated Certificate of Incorporation of
                Educational Medical, Inc. (See Exhibit 3.1(d) to Amendment
                No. 3 to Registration Statement on Form S-1 filed with the
                Commission on October 22, 1996.)
 3.1(e)*    --  Fourth Amendment to Restated Certificate of Incorporation of
                Educational Medical, Inc. (See Exhibit 3.1(e) to Amendment
                No. 3 to Registration Statement on Form S-1 filed with the
                Commission on October 22, 1996.)
 3.1(f)*    --  Fifth Amendment to Restated Certificate of Incorporation of
                Educational Medical, Inc. (See Exhibit 3.1(f) to Amendment
                No. 3 to Registration Statement on Form S-1 filed with the
                Commission on October 22, 1996.)
 3.1(g)*    --  Sixth Amendment to Restated Certificate of Incorporation of
                Educational Medical, Inc. (See Exhibit 3.1(g) to Amendment
                No. 3 to Registration Statement on Form S-1 filed with the
                Commission on October 22, 1996.)
 3.1(h)*    --  Seventh Amendment to Restated Certificate of Incorporation
                of Educational Medical, Inc. (See Exhibit 3.1(h) to
                Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
 3.1(i)*    --  Eighth Amendment to Restated Certificate of Incorporation of
                Educational Medical, Inc. (See Exhibit 3.1(i) to Amendment
                No 3 to Registration Statement on Form S-1 filed with the
                Commission on October 22, 1996.)
 3.1(j)     --  Ninth Amendment to Restated Certificate of Incorporation of
                Educational Medical, Inc. (See Exhibit 99.1 to Form 8-K
                filed with the Commission on October 5, 1998.)
 3.2(a)*    --  Restated By-Laws of the Company effective June 20, 1996 through May 14, 1999. (See Exhibit 3.2 to Amendment No. 3 to
                Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
 3.2(b)*    --  Amended and Restated By-Laws of the Company as of May 14,
                1999. (See Exhibit 3.2 to Form 8-K filed with the Commission on May 21, 1999.) Amendment No. 3
 4.1*       --  Form of Common Stock Certificate. (See Exhibit 4.1 to
                Registration Statement on S-1 filed with the Commission on
                October 22, 1996.)
 4.2*       --  Certificate of Designation of Series A Junior Participating
                Preferred Stock. (See Exhibit 3.1 to Form 8-K filed with the
                Commission on May 21, 1999.)
 4.3*       --  Rights Agreement, dated as of May 14, 1999, between the
                Company and First Union National Bank, as Rights Agent, and
                the Exhibits thereto, including the form of Rights
                Certificate attached as Exhibit B there to and the form of
                Summary of Rights attached as Exhibit C thereto. (See
                Exhibit 4.1 to Form 8-K filed with the Commission on May 21,
                1999.)
10.1*       --  Securities Purchase Agreement, dated as of July 23, 1991, by and among the Company and the Pecks Managed Entities. (See
                Exhibit 10.1 to Registration Statement on Form S-1 filed
                with the Commission on August 8, 1996.)
10.2*       --  Promissory Note R-002, dated as of July 16, 1991, in the principal amount of $2,900,000 issued by the Company in
                favor of NAP & Company. (See Exhibit 10.2 to Amendment No. 3
                Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.3*       --  Promissory Note R-003, dated as of July 23, 1991, in the principal amount of $603,000 issued by the Company in favor of Fuelship & Company. (See Exhibit 10.3 to Registration
                Statement on Form S-1 filed with the Commission on August 8,
                1996.)
10.4*       --  Promissory Note R-004, dated as of July 23, 1991, in the principal amount of $497,000 issued by the Company in favor of Fuelship & Company. (See Exhibit 10.4 to Registration
                Statement on Form S-1 filed with the Commission on August 8,
                1996.)
10.5*       --  Allonge to Promissory Note R-002, dated as of March 31,
                1995. (See Exhibit 10.5 to Registration Statement on Form
                S-1 filed with the Commission on August 8, 1996.)

EXHIBIT                                 DESCRIPTION
--------                                -----------
10.6*       --  Allonge to Promissory Note R-003, dated as of March 31,
                1995. (See Exhibit 10.6 to Registration Statement on Form
                S-1 filed with the Commission on August 8, 1996.)
10.7*       --  Allonge to Promissory Note R-004, dated as of March 31,
                1995. (See Exhibit 10.7 to Registration Statement on Form
                S-1 filed with the Commission on August 8, 1996.)
10.8*       --  Warrant No. R-001 to purchase Common Stock issued to
                Fuelship & Company. (See Exhibit 10.8 to Registration
                Statement on Form S-1 filed with the Commission on August 8,
                1996.)
10.9*       --  Warrant No. R-002 to purchase Common Stock issued to NAP &
                Company. (See Exhibit 10.8 to Registration Statement on Form
                S-1 field with the Commission on August 8, 1996.)
10.10*      --  Warrant No. E-007 to purchase Common Stock issued to
                Equitable Securities Corporation. (See Exhibit 10.10 to
                Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on October 22, 1996.)
10.11*      --  First Amendment to Securities Purchase Agreement, dated as of March 31, 1995, by and among the Company and the Pecks
                Managed Entities. (See Exhibit 10.11 to Registration
                Statement on Form S-1 filed with the Commission on August 8,
                1996.)
10.12*      --  Loan Agreement, dated as of March 31, 1995, by and between the Company, each of its subsidiaries, and Sirrom. (See
                Exhibit 10.12 to Amendment No. 3 to Registration Statement
                on Form S-1 filed with the Commission on October 22, 1996.)
10.13*      --  Letter Addendum to Loan Agreement, dated as of March 31,
                1995, between the Company, each of its subsidiaries, and
                Sirrom. (See Exhibit 10.13 to Registration Statement on Form
                S-1 filed with the Commission on August 8, 1996).
10.14*      --  Secured Promissory Note, dated as of March 31, 1995, in the principal amount of $2,200,000, issued by the Company and
                each of its subsidiaries in favor of Sirrom. (See Exhibit
                10.14 to Amendment No. 3 to Registration Statement on Form
                S-1 filed with the Commission on October 22, 1996.)
10.15*      --  Security Agreement, dated as of March 31, 1995, among the
                Company, each of its subsidiaries, and Sirrom. (See Exhibit
                10.15 to Amendment No. 3 to Registration Statement on Form
                S-1 filed with the Commission on October 22, 1996.)
10.16*      --  Stock Purchase Warrant to purchase Common Stock of the
                Company issued to Sirrom, dated as of March 31, 1995. (See
                Exhibit 10.16 to Registration Statement on Form S-1 filed
                with the Commission on August 8, 1996.)
10.17*      --  Pledge Agreement, dated as of March 31, 1995, between the
                Company and Sirrom. (See Exhibit 10.17 to Registration
                Statement on Form S-1 filed with the Commission on August 8,
                1996.)
10.18*      --  Agreement in Respect of Warrant, dated as of March 31, 1995, among NAP & Company, the Company and Sirrom. (See Exhibit
                10.18 to Registration Statement on Form S-1 filed with the
                Commission on August 8, 1996.)
10.19*      --  Agreement in Respect of Warrant, dated as of March 31, 1995, among Fuelship & Company, the Company and Sirrom. (See
                Exhibit 10.19 to Registration Statement on Form S-1 filed
                with the Commission on August 8, 1996.)
10.20*      --  Registration Rights Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group, LTOS, and the Pecks
                Managed Entities. (See Exhibit 10.20 to Registration
                Statement on Form S-1 filed with the Commission on August 8,
                1996.)
10.21*      --  First Amendment to Registration Rights Agreement, dated as of March 31, 1995, by and among the Company, the Sprout
                Group, LTOS, the Pecks Managed Entities and Sirrom. (See
                Exhibit 10.21 to Registration Statement on Form S-1 filed
                with the Commission on August 8, 1996.)

EXHIBIT                                 DESCRIPTION
--------                                -----------
10.22*      --  Coinvestors Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group, LTOS, the Pecks Managed
                Entities and Investech, L.P. (See Exhibit 10.22 to
                Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.23*      --  Letter Agreement, dated as of July 23, 1991, by and among the Company, the Sprout Group, LTOS and Investech, L.P. (See
                Exhibit 10.23 to Registration Statement on Form S-1 filed
                with the Commission on August 8, 1996.)
10.24*      --  Business Loan Agreement, dated as of July 14, 1993, between
                Bank One, Dayton, N.A. and OIOPT Acquisition Corp. (See
                Exhibit 10.24 to Registration Statement on Form S-1 filed
                with the Commission on August 8, 1996.)
10.25*      --  Business Purpose Promissory Note, dated as of July 14, 1993, in the principal amount of $720,000 issued by OIOPT
                Acquisition Corp. in favor of Bank One, Dayton, N.A., and
                guaranteed by the Company. (See Exhibit 10.25 to
                Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.26*      --  Mortgage, dated as of July 14, 1993, by OIOPT Acquisition
                Dayton, N.A., (Mortgagee), guaranteed by the Company. (See
                Exhibit 10.26 to Registration Statement on Form S-1 filed
                with the Commission on August 8, 1996.)
10.27*      --  Pledge Agreement, dated as of July 14, 1993, among the
                Company, Ohio Institute of Photography and Technology, Inc.
                and OIOPT Acquisition Corp. (See Exhibit 10.27 to
                Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.28*      --  Asset Purchase Agreement, dated as of June 23, 1993, among the Company, OIOPT Acquisition Corp., Ohio Institute of
                Photography and Technology, Inc., K. Terry Guthrie, Richard
                L. Cretcher, Stephen T. McLain, Gerald D. Guthrie and James
                R. Madden. (See Exhibit 10.28 to Registration Statement on
                Form S-1 filed with the Commission on August 8, 1996.)
10.29*      --  Amendment to Business Loan Agreement, dated as of August 28,
                1995, by and between OIOPT Acquisition Corp. and Bank One,
                Dayton, N.A., with the Company as guarantor. (See Exhibit
                10.29 to Registration Statement on Form S-1 filed with the
                Commission on August 8, 1996.)
10.30*      --  Promissory Note Modification Agreement, dated as of August
                28, 1995, by and between OIOPT Acquisition Corp. and Bank
                One, Dayton, N.A., with the Company as guarantor. (See
                Exhibit 10.30 to Registration Statement on Form S-1 filed
                with the Commission on August 8, 1996.)
10.31*      --  Amendment to Business Loan Agreement, dated as of August 28,
                1995, by and between OIOPT Acquisition Corp. and Bank One,
                Dayton, N.A., and the Company as guarantor. (See Exhibit
                10.39 to Amendment No. 3 to Registration Statement on Form
                S-1 filed with the Commission on October 22, 1996.)
10.32*      --  Employment Agreement, dated as of December 31, 1992, between the Company and Gary D. Kerber. (See Exhibit 10.42 to
                Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.33*      --  Letter Agreement, dated November 21, 1988 between the
                Company and Robert L. Heidrich concerning the granting of
                options. (See Exhibit 10.52 to Registration Statement on
                Form S-1 filed with the Commission on August 8, 1996.)
10.34*      --  1996 Stock Incentive Plan of the Company. (See Exhibit 10.53
                to Amendment No. 1 to Registration Statement on Form S-1
                filed with the Commission on September 20, 1996.)
10.35*      --  Non-employee Director Stock Option Plan of the Company. (See
                Exhibit 10.54 to Amendment No. 1 to Registration Statement
                on Form S-1 filed with the Commission on September 20,
                1996.)

EXHIBIT                                 DESCRIPTION
--------                                -----------
10.36*      --  Letter Agreement, dated April 6, 1995 between the Company and Equitable Securities Corporation amending the maturity date of Warrant No. E-007. (See Exhibit 10.55 to
                Registration Statement on Form S-1 filed with the Commission on August 8, 1996.)
10.37*      --  Asset Purchase Agreement, dated as of September 6, 1996, among the Company, SACMD Acquisition Corp., San Antonio
                College of Medical and Dental Assistants, Inc., Career
                Centers of Texas -- El Paso, Inc. and Mr. Comer Alden. (See
                Exhibit 10.56 to Amendment No. 1 to Registration Statement
                on Form S-1 filed with the Commission on September 20,
                1996.)
10.38*      --  Letter of Commitment, dated August 22, 1996, from Bank of
                America to the Company concerning the Proposed Bank Line of
                Credit. (See Exhibit 10.57 to Amendment No. 1 to
                Registration Statement on Form S-1 filed with the Commission on September 20, 1996.)
10.39*      --  Asset Purchase Agreement dated December 12, 1996, as
                amended, between the Company, HBC Acquisition Corp. and O/E
                Learning, Inc. (including all exhibits) (See Exhibit 10.1 to the Company's Form 8-K filed with the Commission on January
                15, 1997.)
10.40*      --  Executed Form of Second Payment Note in the amount of
                $1,350,000 from HBC to O/E. (See Exhibit 10.2 to the
                Company's Form 8-K filed with the Commission on January 15,
                1997.)
10.41*      --  Executed Form of Pledge Agreement. (See Exhibit 10.3 to the
                Company's Form 8-K filed with the Commission on January 15,
                1997.)
10.42*      --  Executed Form of Assumption Agreement. (See Exhibit 10.4 to
                the Company's Form 8-K filed with the Commission on January
                15, 1997.)
10.43*      --  Executed Form of Bill of Sale. (See Exhibit 10.5 to the
                Company's Form 8-K filed with the Commission on January 15,
                1997.)
10.44*      --  Agreement and Plan of Reorganization dated as of March 29,
                1997, by and among the Company, Nebraska Acquisition Corp.
                and Educational Management, Inc. with attached Exhibit
                A -- Plan of Merger. (See Exhibit 10.1 to the Company's Form
                8-K filed with the Commission on April 15, 1997.)
10.45*      --  Escrow Agreement dated as of March 29, 1997 by and among the
                Company, Acquisition and Richard O. Wikert, the Lila Rhude
                Trust, the Scott L. Rhude Trust, the A. Lauren Rhude Trust,
                Roger B. Bojens and Sacks Tierney, P.A. as Escrow Agent.
                (See Exhibit 10.5 to the Company's Form 8-K filed with the
                Commission on April 15, 1997.)
10.46*      --  Business Loan Agreement dated as of February 25, 1997
                between Bank of America, FSB and the Company. (See Exhibit
                10.46 to the Company's Form 10-K filed with the Commission on June 30, 1997.)
10.47*      --  Stock Pledge Agreement dated as of February 25, 1997 between
                Bank of America, FSB and the Company. (See Exhibit 10.47 to
                the Company's Form 10-K filed with the Commission on June
                30, 1997.)
10.48*      --  Security Agreement dated as of February 25, 1997 between
                Bank of America, FSB and the Company. (See Exhibit 10.48 to
                the Company's Form 10-K filed with the Commission on June
                30, 1997.)
10.49*      --  First Amendment to Business Loan Agreement dated as of June
                30, 1997 between Bank of America, FSB and the Company. (See
                Exhibit 10.49 to Amendment No. 1 to the Company's Form S-1
                filed with the Commission on September 22, 1997.)
10.50*      --  Stock Purchase Agreement dated February 14, 1998 among the
                Company, Computer Hardware Service Company, Inc. and CHI
                Acquisition Corp. (See Exhibit 10.1 to the Company's Form
                8-K filed with the Commission on February 25, 1998.)

EXHIBIT                                 DESCRIPTION
--------                                -----------
10.51*      --  Amendment to Mortgage Loan Promissory Note, dated as of
                September 12, 1994, by and between the Company and Vince and
                Gail Pisano. (See Exhibit 10.51 to Registration Statement on
                Form S-1 filed with the Commission on August 8, 1996.)
10.52*      --  Second Payment Note from the Company and CHI Acquisition
                Corp. to sellers of Computer Hardware Service Company, Inc.
                (See Exhibit 10.2 to the Company's Form 8-K filed with the
                Commission on February 25, 1998.)
10.53*      --  Purchase Money Promissory Note from the Company and CHI
                Acquisition Corp. to sellers of Computer Hardware Service
                Company, Inc. (See Exhibit 10.3 to the Company's Form 8-K
                filed with the Commission on February 25, 1998.)
10.54*      --  Pledge Agreement from the Company to sellers of Computer
                Hardware Service Company, Inc. (See Exhibit 10.4 to the
                Company's Form 8-K filed with the Commission on February 25,
                1998.)
10.55*      --  Security Agreement among the Company, CHI Acquisition Corp.
                and sellers of Computer Hardware Service Company, Inc. (See
                Exhibit 10.5 to the Company's Form 8-K filed with the
                Commission on February 25, 1998.)
10.56*      --  Registration Rights Agreement between the Company and
                sellers of Computer Hardware Service Company, Inc. (See
                Exhibit 10.6 to the Company's Form 8-K filed with the
                Commission on February 25, 1998.)
10.57*      --  Stock Power from the sellers of Computer Hardware Service
                Company, Inc. to the Company. (See Exhibit 10.7 to the
                Company's Form 8-K filed with the Commission on February 25,
                1998.)
10.58*      --  Sellers' Subordination Agreement from the sellers of
                Computer Hardware Service Company, Inc. to the Company and
                the Company's lender. (See Exhibit 10.8 to the Company's
                Form 8-K filed with the Commission on February 25, 1998.)
10.59*      --  Stock Purchase Agreement dated March 13, 1998 in connection with the Hesser Acquisition. (See Exhibit 10.1 to the
                Company's Form 8-K filed with the Commission on March 30,
                1998.)
10.60*      --  Legal Description of the Hesser Acquisition property. (See
                Exhibit 10.2 to the Company's Form 8-K filed with the
                Commission on March 30, 1998.)
10.61*      --  Second Payment Note from the Company to the sellers of
                Hesser, Inc. (See Exhibit 10.3 to the Company's Form 8-K
                filed with the Commission on March 30, 1998.)
10.62*      --  List of Shareholders of Hesser, Inc. (See Exhibit 10.4 to
                the Company's Form 8-K filed with the Commission on March
                30, 1998.)
10.63*      --  Form of Registration Rights Agreement between the Company and the sellers of Hesser, Inc. (See Exhibit 10.5 to the
                Company's Form 8-K filed with the Commission on March 30,
                1998.)
10.64*      --  Form of Employment Agreement between the Company and the sellers of Hesser, Inc. (See Exhibit 10.6 to the Company's
                Form 8-K filed with the Commission on March 30, 1998.)
10.65*      --  Form of Non-Competition Agreement between the Company and the sellers of Hesser, Inc. (See Exhibit 10.7 to the
                Company's Form 8-K filed with the Commission on March 30,
                1998.)
10.66*      --  Stock Power from the sellers of Hesser, Inc. to the Company.
                (See Exhibit 10.8 to the Company's Form 8-K filed with the
                Commission on March 30, 1998.)
10.67*      --  Amendment to Bank Agreement dated as of March 31, 1998 between Bank of America, FSB and the Company. (See Exhibit
                10.9 to the Company's Form 8-K filed with the Commission on
                March 30, 1998.)

EXHIBIT                                 DESCRIPTION
--------                                -----------
10.68*      --  Form of Indemnification Agreement between the Company and its Directors. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.69*      --  Amended and Restated Escrow Agreement between the Company and the Sellers of Hesser, Inc. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.70*      --  Letter Modification of Non-Competition Agreement between the
                Company and Madeline Galeucia. (Filed with Amendment No. 1 to Form S-1 filed with the Commission on June 9, 1998.)
10.71*      --  Letter Agreement and attached Non-Negotiable Promissory Note in the amount of $250,000 between the Company and the
                Sellers of Hesser, Inc. (Filed with Amendment No. 1 to Form
                S-1 filed with the Commission on June 9, 1998.)
10.72*      --  Non-Negotiable Promissory Notes in the aggregate amount of
                $1,500,000 between the Company and the Sellers of Hesser,
                Inc. (Filed with Amendment No. 1 to Form S-1 filed with the
                Commission on June 9, 1998.)
10.73*      --  Amendment to 1996 Stock Incentive Plan. (See Exhibit 10.1 to
                Form 8-K filed with the Commission on October 5, 1998.)
10.74*      --  1998 Employee Stock Purchase Plan. (See Exhibit 10.2 to
                Form8-K filed with the Commission on October 5, 1998.)
10.75*      --  Asset Purchase Agreement dated November 30, 1998, among the
                Company, Iowa College Acquisition Corp., Iowa College, Inc.,
                f/k/a Quad City Business School, Inc., Huston Education
                Corp. of Iowa, an Iowa corporation wholly owned by Iowa
                College, Inc., Hamilton College, Inc., and Mr. John C.
                Huston, the sole shareholder of Iowa College and Hamilton.
                (See Exhibit. 10.1 to Form 8-K filed with the Commission on
                November 13, 1998.)
10.76*      --  Revolving Credit Agreement among the Company, its
                subsidiaries and Nationsbank, N.A. dated as of November 30,
                1999. (See Exhibit 10.76 to Form 10-K filed with the
                Commission on June 29, 1999.)
10.77**     --  Letter Agreement between the Company and Gary D. Kerber dated as of January 8, 1998.
10.78**     --  Letter Agreement between the Company and Vince Pisano dated as of January 8, 1998.
23.1**      --  Consent of Ernst & Young LLP
23.2**      --  Consent of Winther, Stave LLP
27.1**      --  Financial Data Schedule (for SEC use only)
99.1*       --  Report of Winther, Stave & Co., LLP. (See Ex. 99.1 to the
                Company's Form 10-K filed with the Commission on June 30,
                1997.)
99.2*       --  Report of Winther, Stave & Co., LLP. (See Ex 99.2 to the
                Company's Form 10-K filed with the Commission on June 30,
                1997.)
99.3*       --  Report of Winther, Stave & Co., LLP. (See Ex. 99.3 to the
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

                                  ITEM 14 (D)
                                  SCHEDULE II

                          QUEST EDUCATION CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                                                ADDITIONS
                                   BALANCE AT   CHARGED TO   CHARGED TO
                                   BEGINNING    COSTS AND       OTHER         NET       BALANCE AT
                                    OF YEAR      EXPENSES    ACCOUNTS(1)   DEDUCTIONS   END OF YEAR
                                   ----------   ----------   -----------   ----------   -----------
Allowance for doubtful accounts:
  Year ended March 31, 2000......  $4,043,465   $3,584,609   $       --    $4,030,214   $3,597,860(2)
  Year ended March 31, 1999......   2,294,225    2,469,746      409,032     1,129,538    4,043,465(2)
  Year ended March 31, 1998......     922,704    1,151,669    1,323,372     1,103,520    2,294,225(2)

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

Date: June 26, 2000

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                 /s/ GARY D. KERBER                    President, Chief Executive         June 26, 2000
-----------------------------------------------------    Officer and Chairman of the
                   Gary D. Kerber                        Board (Principal Executive
                                                         Officer)

                  /s/ VINCE PISANO                     Vice President and Chief           June 26, 2000
-----------------------------------------------------    Financial Officer
                    Vince Pisano

                /s/ ROBERT J. CRESCI                   Director                           June 26, 2000
-----------------------------------------------------
                  Robert J. Cresci

                 /s/ CARL S. HUTMAN                    Director                           June 26, 2000
-----------------------------------------------------
                   Carl S. Hutman

                 /s/ WILLIAM D. FORD                   Director                           June 26, 2000
-----------------------------------------------------
                   William D. Ford

                /s/ RICHARD E. KROON                   Director                           June 26, 2000
-----------------------------------------------------
                  Richard E. Kroon

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
QUEST EDUCATION CORPORATION AND SUBSIDIARIES
Report of Independent Auditors..............................  F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as of March 31, 2000 and
     1999...................................................  F-3
  Consolidated Statements of Income for the years ended
     March 31, 2000, 1999 and 1998..........................  F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended March 31, 2000, 1999 and 1998..............  F-5
  Consolidated Statements of Cash Flows for the years ended
     March 31, 2000, 1999 and 1998..........................  F-6
  Notes to Consolidated Financial Statements................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Quest Education Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Quest Education Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quest Education Corporation and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Atlanta, Georgia
May 12, 2000

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 6,664,801   $12,936,466
  Trade accounts receivable, less allowance for doubtful
     accounts of $2,419,562 and $2,412,029, respectively....   10,336,142     9,451,674
  Notes receivable, less allowance for doubtful accounts of
     $518,850 and $1,296,600, respectively..................      518,850     1,296,600
  Prepaid expenses and other current assets.................    3,591,260     2,724,014
  Income taxes receivable...................................    1,308,707            --
  Deferred income tax assets................................      579,458     1,060,862
                                                              -----------   -----------
          Total current assets..............................   22,999,218    27,469,616
Notes receivable, less allowance for doubtful accounts of
  $659,448 and $334,836, respectively.......................      659,449       334,836
Property and equipment, net.................................   17,787,268    15,830,496
Deferred debt issuance costs, net of accumulated
  amortization of $300,667 and $219,803, respectively.......      102,015       204,051
Covenants not to compete, net of accumulated amortization of
  $1,778,241 and $1,642,291, respectively...................      898,151     1,034,101
Goodwill and other intangible assets, net of accumulated
  amortization of $10,860,503 and $9,358,231,
  respectively..............................................   34,887,563    35,065,331
Deferred income tax assets..................................      521,745     1,091,951
Other assets................................................      327,481       510,202
                                                              -----------   -----------
          Total assets......................................  $78,182,890   $81,540,584
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   154,032   $    63,473
  Accrued compensation......................................    2,897,939     2,996,082
  Other accrued expenses....................................    1,726,321     1,871,749
  Deferred tuition income...................................   10,119,001     8,498,186
  Current portion of notes payable and long-term debt.......    1,877,706     2,524,252
  Income taxes payable......................................           --     1,522,194
                                                              -----------   -----------
          Total current liabilities.........................   16,774,999    17,475,936
Notes payable and long-term debt, less current portion......   11,862,276    19,264,558
Other liabilities...........................................      605,423       635,936
                                                              -----------   -----------
          Total liabilities.................................   29,242,698    37,376,430
Stockholders' equity:
  Preferred stock, authorized 5,000,000 shares, none issued
     and outstanding........................................           --            --
  Common stock, $.01 par value -- authorized 15,000,000
     shares; 7,960,616 and 8,220,287 shares issued and
     outstanding, respectively..............................       79,606        82,203
  Additional paid-in capital on common stock................   33,558,842    36,239,242
  Retained earnings.........................................   15,301,744     7,842,709
          Total stockholders' equity........................   48,940,192    44,164,154
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $78,182,890   $81,540,584
                                                              ===========   ===========

                            See accompanying notes.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED MARCH 31,
                                                         ----------------------------------------
                                                             2000          1999          1998
                                                         ------------   -----------   -----------
Net revenues...........................................  $115,255,733   $92,870,264   $59,675,509
School operating costs:
  Cost of education and facilities.....................    53,568,304    41,676,975    27,086,555
  Selling and promotional..............................    16,993,048    12,650,746     8,643,485
  Provision for losses on accounts and notes
     receivable........................................     3,584,609     2,469,746     1,151,669
  General and administrative expenses..................    25,525,145    23,194,656    15,424,764
  Amortization of goodwill and intangibles.............     1,740,258     1,521,480     1,284,552
                                                         ------------   -----------   -----------
  Operating income.....................................    13,844,369    11,356,661     6,084,484
  Interest expense (income), net (net of interest
     income of $219,876 in 2000 and $572,725 in 1999
     and net of interest expense of $282,870 in
     1998).............................................     1,193,616     1,204,002      (252,750)
                                                         ------------   -----------   -----------
  Income before provision for income taxes.............    12,650,753    10,152,659     6,337,234
  Provision for income taxes...........................     5,191,718     4,165,522     2,484,773
                                                         ------------   -----------   -----------
  Net income...........................................  $  7,459,035   $ 5,987,137   $ 3,852,461
                                                         ============   ===========   ===========
Earning per share:
  Basic................................................  $       0.92   $      0.74   $      0.52
                                                         ============   ===========   ===========
  Weighted average common shares outstanding...........     8,088,587     8,043,303     7,382,307
                                                         ============   ===========   ===========
  Diluted..............................................  $       0.91   $      0.73          0.51
                                                         ============   ===========   ===========
  Weighted average common shares outstanding...........     8,236,804     8,226,966     7,612,155
                                                         ============   ===========   ===========

                            See accompanying notes.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 ADDITIONAL
                                                   PAID-IN       RETAINED
                                                 CAPITAL ON      EARNINGS
                                       COMMON      COMMON      (ACCUMULATED   TREASURY
                                        STOCK       STOCK        DEFICIT)       STOCK        TOTAL
                                       -------   -----------   ------------   ---------   -----------
BALANCE AT MARCH 31, 1997............  $74,181   $30,222,776   $(1,996,889)   $(100,000)  $28,200,068
Issuance of common stock in
  connection with acquisitions.......    3,544     3,496,456            --           --     3,500,000
Exercise of common stock options.....      351       119,101            --           --       119,452
Common treasury shares retired.......     (349)      (99,651)           --      100,000            --
Shares returned from escrow and
  retired............................     (432)          432            --           --            --
Net income...........................       --            --     3,852,461           --     3,852,461
                                       -------   -----------   -----------    ---------   -----------
BALANCE AT MARCH 31, 1998............   77,295    33,739,114     1,855,572           --    35,671,981
Exercise of common stock options.....      648       175,847            --           --       176,495
Issuance of common stock in
  connection with secondary
  offering...........................    4,260     2,324,281            --           --     2,328,541
Net income...........................       --            --     5,987,137           --     5,987,137
                                       -------   -----------   -----------    ---------   -----------
BALANCE AT MARCH 31, 1999............   82,203    36,239,242     7,842,709           --    44,164,154
Issuance of common stock in
  connection with employee stock
  purchase plan......................      142       110,142            --           --       110,284
Exercise of common stock options.....    1,219       616,877            --           --       618,096
Common shares repurchased and
  retired............................   (3,958)   (3,407,419)           --           --    (3,411,377)
Net income...........................       --            --     7,459,035           --     7,459,035
                                       -------   -----------   -----------    ---------   -----------
BALANCE AT MARCH 31, 2000............  $79,606   $33,558,842   $15,301,744    $      --   $48,940,192
                                       =======   ===========   ===========    =========   ===========

                            See accompanying notes.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED MARCH 31,
                                                        -----------------------------------------
                                                            2000           1999          1998
                                                        ------------   ------------   -----------
OPERATING ACTIVITIES:
Net income............................................  $  7,459,035   $  5,987,137   $ 3,852,461
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation........................................     3,541,660      2,288,567     1,617,897
  Amortization of other assets........................     1,740,258      1,656,570     1,284,552
  Provision for losses on accounts and notes
     receivable.......................................     3,584,609      2,469,746     1,151,669
  Deferred income taxes...............................     1,051,610        327,825       430,460
  Changes in operating assets and liabilities, net of
     assets acquired and liabilities assumed:
     Restricted cash..................................            --        384,295            --
     Trade accounts receivable........................    (4,469,077)    (6,886,819)       22,255
     Income taxes receivable..........................    (1,308,707)            --       155,542
     Notes receivable.................................       453,137       (552,409)   (1,478,790)
     Prepaid expenses and other current assets........      (867,246)       220,331      (756,631)
     Other assets.....................................       182,721       (247,494)      155,269
     Accounts payable and accrued expenses............      (153,012)        78,634    (3,133,196)
     Deferred tuition income..........................     1,620,815      1,871,546    (1,438,135)
     Income taxes payable.............................    (1,522,194)     1,522,194            --
     Other liabilities................................       (30,513)      (366,529)      495,932
                                                        ------------   ------------   -----------
Net cash provided by operating activities.............    11,283,096      8,753,594     2,359,285
INVESTING ACTIVITIES:
Purchases of businesses, net of cash acquired.........            --        (39,394)    2,192,983
Purchases of property and equipment...................    (5,498,432)    (3,270,480)   (2,199,621)
Net addition to goodwill and intangibles..............    (1,324,504)            --            --
                                                        ------------   ------------   -----------
Net cash used in investing activities.................    (6,822,936)    (3,309,874)       (6,638)
FINANCING ACTIVITIES:
Proceeds from long-term debt..........................    13,200,000      4,000,000     9,000,000
Principal payments on acquisition notes payable.......   (19,014,620)   (16,904,297)   (3,984,017)
Payments on other amounts due to sellers..............    (2,234,208)    (3,517,602)           --
Issuance of common stock..............................       110,284      2,328,541            --
Repurchase and retirement of common stock.............    (3,411,377)            --            --
Proceeds from exercise of common stock options........       618,096        176,495       119,452
Increase in deferred financing costs..................            --        (36,173)      (90,189)
                                                        ------------   ------------   -----------
Net cash (used in) provided by financing activities...   (10,731,825)   (13,953,036)    5,045,246
                                                        ------------   ------------   -----------
(Decrease) increase in cash and cash equivalents......    (6,271,665)    (8,509,316)    7,397,893
Cash and cash equivalents at beginning of year........    12,936,466     21,445,782    14,047,889
                                                        ------------   ------------   -----------
Cash and cash equivalents at end of year..............  $  6,664,801   $ 12,936,466   $21,445,782
                                                        ============   ============   ===========

                            See accompanying notes.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1. ORGANIZATION AND NATURE OF BUSINESS

     Quest Education Corporation ("Quest") operates diversified career-oriented postsecondary education schools. We offer degree and, in certain locations, diploma programs through our 30 schools located in 11 states. Our diploma programs, baccalaureate and associate degree programs offer students the knowledge and skills necessary for employment in a range of fields, including healthcare, business, information technology and fashion and design.

     Approximately 23%, 17%, 15%, 12% and 10% of our fiscal 2000 net revenues were derived from our schools in California, New Hampshire, Pennsylvania, Iowa and Texas, respectively. No other schools in a single state represented over 10% of net revenues for the year ended March 31, 2000. Approximately 71.3% of our fiscal 2000 cash receipts were derived from Title IV programs as provided for by the Higher Education Act of 1965, as amended.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Quest and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain reclassifications have been made to certain prior year amounts to conform with the fiscal 1999 presentation.

  Cash and Cash Equivalents

     Cash equivalents consist of overnight investments in a bank. These investments are recorded at cost, which approximates market. We consider investments with maturities of three months or less at the date of purchase to be cash equivalents for purposes of the statement of cash flows.

     At March 31, 2000 and 1999, we held $5,019,839 and $12,596,312, respectively, in cash balances at certain financial institutions which amounts were in excess of the $100,000 federally insured amounts. We monitor the financial condition of these institutions since we are exposed to credit risk for such excess amounts; however, at this time we do not believe any of these institutions present such risk.

  Notes Receivable

     Notes receivable consist primarily of promissory notes issued to students as a result of the loss of federal loan eligibility due to the change of ownership regulations. Such notes have varying interest rates, are payable in minimum monthly payments beginning six months after the student's graduation and are generally due in a maximum of ten years from the date of issuance.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

  Long-Lived Assets

     We monitor events and changes in circumstances that would indicate the carrying amounts of property, equipment and intangible assets may not be recoverable. When such events or changes in circumstances are present, we assesses the recoverability of the respective assets by determining whether the carrying values of such assets will be recovered through undiscounted expected future cash flows. Should we determine that the carrying values of the respective assets are not recoverable we would record a charge to reduce the carrying values of such assets to their fair values.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation, including that related to assets under capital leases, is computed using the straight-line method over the estimated useful lives of the related assets or the remaining lease terms for leasehold improvements, if shorter. Estimated useful lives for financial reporting purposes are as follows:

Buildings and building improvements.........................  20 - 30 years
Equipment, furniture and fixtures...........................    3 - 7 years

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

  Revenue Recognition

     Tuition revenue is recognized monthly on a straight-line basis over the term of the course of study. Certain nonrefundable fees and charges are fully recognized as revenue at the time a student begins classes. As discussed in Note 3, Impact of Recently Issued Accounting Standards, effective April 1, 2000, we will change our method of recognizing revenues from such nonrefundable fees.

     We are generally required to refund a portion of a student's unearned tuition upon withdrawal from one of our schools. The amount of tuition, if any, that may be retained by us after payment of any potential refund is immediately recognized as revenue.

     Deferred tuition income represents the portion of student tuitions received in advance of completion of the course of study.

  Income Taxes

     We use the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Statements of Cash Flows

     The following non-cash transactions have been excluded from the consolidated statements of cash flows:

                                                             YEAR ENDED MARCH 31,
                                                      ----------------------------------
                                                       2000        1999         1998
                                                      -------   ----------   -----------
Capital leases......................................  $46,000   $   62,000   $   392,000
Issuance of notes payable and other amounts due to
  sellers in connection with acquisitions and
  related non-compete agreements....................       --    2,684,208    23,517,602
Issuance of common stock in connection with
  acquisitions......................................       --           --     3,500,000

  Advertising

     Advertising costs are expensed as incurred. We incurred approximately $9,420,000, $6,822,000 and $4,503,000 in advertising costs for the years ended March 31, 2000, 1999 and 1998, respectively.

  Stock-Based Compensation

     We use the intrinsic value method of accounting for our stock-based compensation awards. Accordingly, compensation expense is measured and recorded if the exercise price of the stock options (or other awards) is below the fair value of our common stock on the date of grant. We disclose the pro forma effect of all stock-based compensation using the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

  Earnings Per Share

     We compute earnings per share in accordance with SFAS No. 128, "Earnings per Share."

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and, in accordance therewith, we will change our method of recognizing revenues on certain nonrefundable fees charged to our students. We have historically recognized revenues for such nonrefundable fees at the time a student begins classes. Under the new method, such nonrefundable fees will be recognized as revenue on a straight-line basis monthly over the semester to which the nonrefundable fees relate. We will adopt the new method effective April 1, 2000. Based on information available to us, we believe the cumulative effect of this change in accounting will be to decrease net income in the first quarter of fiscal 2001 by approximately $1,026,000 or $0.13 per share ($0.12 per diluted share). We also believe, had the new method of recognizing revenues from nonrefundable fees been in effect during fiscal 2000 and 1999, net income would have decreased approximately $451,000 or $0.06 per share ($0.05 per diluted share) in fiscal 2000 and decreased approximately $259,000 ($0.03 per diluted share) in fiscal 1999.

     During fiscal 2000, we adopted American Institute of Certified Public Accountants Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 allows for the capitalization of software that has been purchased, internally developed or modified solely to meet an entity's internal needs. Prior to fiscal 2000, we expensed all internal

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES use software related costs as incurred. The effect of adopting SOP 98-1 was to increase income for the year ended March 31, 2000 by $106,000, or $0.01 per basic and diluted share.

4. REGULATORY MATTERS

     We derive a substantial portion of our net revenues from financial aid received by our students under Title IV programs ("Title IV Programs") administered by the United States Department of Education ("Department") pursuant to the federal Higher Education Act of 1965 as amended ("HEA"). In order to continue to participate in Title IV Programs, we must comply with complex standards set forth in the HEA and the regulations promulgated thereunder ("Regulations"). Among other things, these Regulations require our schools to exercise due diligence in approving and disbursing funds and servicing loans, limit the proportion of cash receipts of our schools derived from Title IV Programs to no more than 90% of the total net revenue derived from the school's students in its Title IV eligible educational programs, and to exercise financial responsibility related to maintaining certain financial covenants. All of our schools participate in Title IV Programs and we believe we are in compliance with the Regulations.

     The failure of any of our schools to comply with the requirements of the HEA or the Regulations could result in the restriction or loss by us or such school of its ability to participate in Title IV Programs. If the Department determines that any of our schools is not financially responsible, the Department may require that we or such school post an irrevocable letter of credit in an amount equal to not less than one-half of Title IV Program funds received by the relevant school during the last complete award year or, at the Department's discretion, require some other less onerous demonstration of financial responsibility. One-half of Title IV funds received by an individual school in our most recent fiscal year ranged from $.3 million to $5.2 million and one-half of the aggregate Title IV funds received by all of our schools in the most recent fiscal year equaled $38.5 million.

     In November 1997, the Department published new regulations regarding financial responsibility which became effective on July 1, 1998. The new regulations apply to our fiscal years commencing April 1, 1999, and thereafter, however, the regulations provided a transition year alternative which permitted us to have our institutions' financial responsibility for the fiscal year ended March 31, 1999 measured on the basis of either the new regulations or the former regulations, whichever was more favorable. The new standards replace the previously required acid test ratio, tangible net worth standard and net operating results test with three different ratios: an equity ratio, a primary reserve ratio and a net income ratio. The equity ratio measures the institution's capital resources, ability to borrow and financial viability. The primary reserve ratio measures the institution's ability to support current operations from expendable resources. The net income ratio measures the ability to operate at a profit. The results of each ratio are assigned a strength factor on a scale from negative 1.0 to positive 3.0, with negative 1.0 reflecting financial weakness and 3.0 reflecting financial strength. An institution's strength factors are then weighted based on an assigned weighting percentage for each ratio. The weighted scores for the three ratios are then added together to produce a composite score for the institution. The composite score must be at least 1.5 for the institution to be deemed financially responsible by the Department without the need for further financial monitoring. If the institution's composite score is less than 1.5, but equal to or greater than 1.0, the institution may continue in the Title IV Program for a maximum period of three years, subject to more rigorous financial aid disbursement and financial monitoring requirements of the Department. Based on our interpretation of the application of these new standards to our financial statements for the year ended March 31, 2000, our calculations result in a composite score of 2.2 on a consolidated basis, with each individual institution included in the consolidating financial statements having a composite score greater than 1.5.

     Many of the financial responsibility standards are new, difficult to interpret, and subject to the interpretation of the Department for implementation. Further, the process for resolving lack of compliance with such Regulations is also subject to interpretation and, in some cases, negotiations with the Department.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

5. ACQUISITIONS

     During the fiscal years ended March 31, 1999 and 1998, we completed one and two acquisitions, respectively, adding a total of eleven schools.

     Each of these acquisitions were accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired companies are included in the consolidated statements of income as of the acquisition date. The excess of cost over acquired net assets of the businesses acquired has been recorded as intangible assets and is being amortized on a straight line basis.

     The following summarizes key information relevant to the fiscal 1999 and 1998 acquisitions:

     IOWA ACQUISITION

          On November 30, 1998, we acquired all of the outstanding stock of Iowa College, Inc., Huston Education Corp. of Iowa, and Hamilton College, Inc. ("Iowa Acquisition"). The purchase price of the Iowa Acquisition was $4,500,000, consisting of $1,000,000 in cash, a $1,500,000 short-term promissory note and a $2,000,000 long-term promissory note. The results of operations of the Iowa Acquisition are included in our consolidated statement of income effective November 30, 1998.

          In addition, the former sellers of the Iowa Acquisition owed us $815,792 at March 31, 1999 based on the ratio of certain assets to certain liabilities at the time of acquisition. As the right of offset was allowed per the Acquisition Agreement, this amount was netted against the $1,500,000 short-term promissory note in the consolidated financial statements.

          The Iowa Acquisition consists of five schools located in Cedar Falls, Cedar Rapids, Davenport, Des Moines, and Mason City, Iowa. These colleges offer degree and diploma programs in information technology and business.

     HESSER ACQUISITION

          On March 13, 1998, we acquired all of the outstanding stock of Hesser, Inc. and certain real estate assets from an affiliate of Hesser, Inc. (collectively, the "Hesser Acquisition"). The purchase price of the Hesser Acquisition was $17,683,372 consisting of $2,000,000 in cash, promissory notes and other payables aggregating $13,683,372 and 202,532 shares of our Common Stock. The results of operations of the Hesser Acquisition are included in our consolidated statement of income effective March 1, 1998.

          The four schools acquired in the Hesser Acquisition are located in Manchester, Nashua, Portsmouth and Salem, New Hampshire and primarily offer bachelor degree and associate degree programs in business, healthcare, information technology, criminal justice, electronic engineering, early childhood education, and other careers.

     CHI INSTITUTE ACQUISITION

          On February 14, 1998, we acquired all of the outstanding stock of Computer Hardware Service Company, Inc. ("CHI Institute Acquisition"). The purchase price of the CHI Institute Acquisition was $12,834,230, consisting of $1,500,000 in cash, promissory notes and other payables aggregating $9,834,230 and 151,900 shares of our Common Stock. The results of operations of the CHI Institute Acquisition are included in our consolidated statement of income effective February 1, 1998.

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

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Net revenues................................................  $99,800,000   $88,948,000
Net income..................................................    5,903,000     3,401,000
Earnings per share:
  Basic:
     Net income per share...................................  $      0.73   $      0.44
     Weighted average common and common equivalent shares
       outstanding..........................................    8,043,303     7,709,134
  Diluted:
     Net income per share...................................  $      0.72   $      0.43
     Weighted average common and common equivalent shares
       outstanding..........................................    8,226,966     7,939,050

     These unaudited pro forma results of operations in fiscal 1999 and fiscal 1998 do not purport to represent what our actual results of operations would have been if the acquisitions had occurred on April 1, 1998 and April 1, 1997, respectively, and should not serve as a forecast of our operating results for any future periods. The pro forma adjustments are based solely on the available information and certain assumptions that management believes are reasonable. Management believes the full impact of potential cost savings has not been reflected in the pro forma results presented above, although there can be no assurances such cost savings will be achieved.

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                     MARCH 31,
                                                             --------------------------
                                                                 2000          1999
                                                             ------------   -----------
Land and land improvements.................................  $    791,568   $   791,568
Buildings and building improvements........................     7,656,136     7,123,778
Equipment, furniture and fixtures..........................    17,199,825    13,059,040
Leasehold improvements.....................................     4,823,249     4,074,950
                                                             ------------   -----------
                                                               30,470,778    25,049,336
Less accumulated depreciation and amortization.............   (12,683,510)   (9,218,840)
                                                             ------------   -----------
                                                             $ 17,787,268   $15,830,496
                                                             ============   ===========

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

7. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consist of the following:

                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Bank lines of credit, monthly interest-only payments,
  matures November 30, 2001. As of March 31, 2000,
  $27,500,000 was available under the lines of credit(a)....  $ 7,500,000   $13,000,000
9% mortgage payable to a bank, due in monthly installments
  of principal and interest, secured by land and building of
  one school................................................      518,141       560,365
Promissory notes payable to sellers of various schools
  acquired, non-interest bearing or with interest rates
  ranging from 7.5% to 11% per annum, principal and interest
  payable periodically through February 2003................    5,600,000     7,834,208
8% to 12% capital leases, payable periodically through
  September 2002, secured by equipment......................      121,841       394,237
                                                              -----------   -----------
                                                               13,739,982    21,788,810
Less current portion........................................   (1,877,706)   (2,524,252)
                                                              -----------   -----------
                                                              $11,862,276   $19,264,558
                                                              ===========   ===========

---------------

(a) In November 1998, we entered into an Amended and Restated Loan Agreement (the "Agreement") with a major U.S. Bank (the "Bank"). The Agreement increased our aggregate borrowing capacity under its revolving line of credit with the Bank to $40,000,000 (the "Bank Credit Facility") which may be utilized for advances or to support letters of credit. In November 1999, per the Agreement, the available borrowing capacity by was reduced by $5,000,000 to $35,000,000. Interest is charged on borrowings at different floating rates above LIBOR depending on certain financial conditions of the Company (7.63% at March 31, 2000). In addition, the Bank Credit Facility provides for commitment fees to be paid on the unused portion of the facility. The Bank Credit Facility also contains restrictions on the payment of dividends and incurrence of additional debt, as well as various other financial covenants. The Bank Credit Facility is secured by substantially all of our assets.

     Aggregate maturities of long-term debt at March 31, 2000 are as follows:

Fiscal year ending March 31, 2001...........................  $ 1,877,706
  2002......................................................    1,824,097
  2003......................................................    9,050,567
  2004......................................................      453,535
  2005......................................................      258,429
  Thereafter................................................      275,648
                                                              -----------
                                                              $13,739,982
                                                              ===========

     Interest paid during the years ended March 31, 2000, 1999 and 1998 was approximately $1,465,000, $1,499,000 and $254,000, respectively.

8. STOCKHOLDERS' EQUITY

  1998 Offering

     On July 2, 1998, we completed a secondary offering. A total of 2,000,000 shares were sold at $8.75 per share which included 126,001 shares sold by us and 1,873,999 shares sold by certain selling stockholders. We

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES received none of the proceeds from the sale of shares by the selling stockholders. In connection with the secondary offering, we granted the underwriters an option to purchase up to 300,000 additional shares to cover over-allotments. All 300,000 of such shares were sold by us in July 1998 at $8.75 per share. Our net proceeds from the sale of shares from the secondary public offering and over-allotments were approximately $3.5 million. We used approximately $440,000 of such proceeds to pay a portion of the underwriting discounts and commissions on shares of Common Stock being sold by the selling stockholders. The remaining net proceeds were used to repay promissory notes payable to sellers of various schools acquired.

  Preferred Stock

     We have authorized 5,000,000 shares of Preferred Stock; terms will be set upon issuance.

  Common Stock

     As of March 31, 2000, we reserved the following numbers of shares of Common Stock for future issuance related to the following:

Common stock purchase warrants..............................     83,665
Stock options...............................................  1,441,577
                                                              ---------
                                                              1,525,242
                                                              =========

  Common Stock Purchase Warrants

     In connection with the issuance of Convertible Preferred Stock in fiscal 1991, a third party was granted warrants to purchase 26,667 shares of Common Stock exercisable at $3.60 per share. These warrants expired on July 31, 1999.

     At the time of our initial public offering ("IPO") in fiscal 1997, warrants to purchase 16,667 shares of Common Stock at $10 per share were issued to a third party. These warrants expire on October 28, 2001 and are outstanding as of March 31, 2000.

     In October 1998, we issued to a former officer of the Company, warrants to purchase 40,331 shares of Common Stock at $5.81 per share. These warrants expire on October 14, 2000.

  Share Rights Program

     Effective May 21, 1999, we adopted a Share Rights Program which is commonly known as a "Poison Pill Plan". In addition, certain provisions of our Certificate of Incorporation and Bylaws authorize the issuance of "Blank Check" preferred stock and establish advance notice requirements for director nominations and actions to be taken at stockholder meetings. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of our company.

  Repurchase of Common Stock

     We repurchased and retired 395,800 common shares during the year ended March 31, 2000 at an aggregate cost of $3,411,377 under a stock repurchase program approved by the Board of Directors on May 3, 1999.

9. STOCK OPTION PLANS

     We grant employees and non-employee directors options to purchase our Common Stock. The employee options vest incrementally over periods ranging from four to five years and expire five years after vesting. The non-employee director options vest immediately and expire five years after vesting.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

     A summary of the status of our employee and non-employee director stock option activity, and related information for the years ended March 31, is as follows:

                                               NUMBER OF      RANGE OF       WEIGHTED AVERAGE
                                                SHARES     EXERCISE PRICES    EXERCISE PRICE
                                               ---------   ---------------   ----------------
Outstanding at March 31, 1997................    821,499   $2.40 - $11.50         $7.04
  Granted....................................    277,333    7.06 -   9.88          9.34
  Exercised..................................    (34,662)   2.40 -   4.00          3.45
  Canceled/forfeited.........................    (38,166)   3.60 -  11.50          7.40
                                               ---------
Outstanding at March 31, 1998................  1,026,004    2.40 -  11.50          7.77
  Granted....................................    121,087    5.81 -   8.25          6.50
  Exercised..................................    (64,757)   2.40 -  10.00          2.73
  Canceled/forfeited.........................   (124,541)   2.40 -  11.50          5.39
                                               ---------
Outstanding at March 31, 1999................    957,793    2.40 -  11.50          8.26
  Granted....................................    276,500    7.75 -   9.38          7.76
  Exercised..................................   (120,880)   2.40 -   5.81          5.03
  Canceled/forfeited.........................    (45,533)   3.60 -  11.50          9.49
                                               ---------
Outstanding at March 31, 2000................  1,067,880    2.40 -  11.50          8.44
                                               =========

     The following table summarizes information about employee and director stock options outstanding and exercisable at March 31, 2000 by exercise price:

                                                   OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                               ----------------------------   -------------------
                                                                 WEIGHTED
                                                   NUMBER         AVERAGE
                                               OUTSTANDING AT    REMAINING          NUMBER
                  RANGE OF                       MARCH 31,      CONTRACTUAL     EXERCISABLE AT
               EXERCISE PRICES                      2000           LIFE         MARCH 31, 2000
               ---------------                 --------------   -----------   -------------------
$2.40 - $ 4.00...............................      135,547      3.69 years          112,047
 7.06 -   8.50...............................      363,833      7.61 years           78,734
 9.38 -  11.50...............................      568,500      5.56 years          396,000
                                                 ---------                          -------
                                                 1,067,880                          586,781
                                                 =========                          =======

     Options to purchase 586,781, 418,537 and 431,038 shares of Common Stock were exercisable at March 31, 2000, 1999 and 1998, respectively. Options available for future grant totaled 373,487, 604,454 and 101,000 at March 31, 2000, 1999 and 1998, respectively.

  Employee Stock Purchase Plan

     In September 1998, our shareholders approved an employee stock purchase plan ("ESPP"). The ESPP allows employees to purchase shares of our Common Stock at six-month intervals through payroll deductions. For shares purchased, the purchase price is the lower of 85% of the fair market value of the Common Stock on the first day of the offering period or 85% of the market price of the Common Stock on the last business day of the exercise period.

     The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and meets the requirements of a non-compensatory plan. The amount paid for shares purchased may not exceed 10% of the employee's annual compensation or $25,000 based on calculating the market price of the Common Stock at the beginning of each offering period.

     At March 31, 2000, 14,249 shares of Common Stock had been purchased under the ESPP at an aggregate cost of $110,284.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

  Non-Employee Director Stock Option Plan

     We have a Non-Employee Director Stock Option Plan (the "Directors' Plan") to attract and retain the services of non-employee members of the Board of Directors and to provide them with increased motivation and incentive to exert their best efforts on our behalf by increasing their personal stake in Quest. The maximum number of options that may be granted under the Directors' Plan is 200,000. As of March 31, 2000, 70,000 options were available for future grant.

     Each member of our Board of Directors who otherwise (i) is not currently an employee, (ii) is not a former employee still receiving compensation for prior services, and (iii) is not currently receiving compensation from us in any capacity other than as a director, shall be eligible for the grant of stock options under the Directors' Plan ("Participant"). Currently, all directors other than the Chairman are eligible to participate in the Directors' Plan.

     On the date the Directors' Plan was adopted, each of the four existing non-employee directors were granted, contingent upon completion of the IPO, options to purchase 25,000 shares of our Common Stock at the per share IPO price ($10). These options vested immediately upon consummation of the IPO. Upon the election of any new member of the Board of Directors, such member will be granted an option to purchase 25,000 shares of common stock at the fair market value at the date of grant, vesting in five equal installments beginning on the first anniversary of the date of grant. Beginning with the next annual meeting of our stockholders and provided that a sufficient number of shares remain available under the Directors' Plan, each year immediately following the date of the annual meeting, we will automatically grant to each non-employee director who is then serving on the Board an option to purchase 3,000 shares of our Common Stock, which options will be immediately vested.

  Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee and director stock options granted subsequent to April 1, 1995 under the fair value method described in SFAS No. 123.

     The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2000, 1999 and 1998, respectively: (i) dividend yield of 0%; (ii) expected volatility of .445, .806 and .514; (iii) risk-free interest rates of 5.11%, 4.55% and 6.09% and (iv) expected life of 5.87, 5.37 and 5.65 years. The weighted average fair value of options granted under our stock option plans was $3.85, $4.29 and $5.60 for the years ended March 31, 2000, 1999 and 1998, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

     For purposes of pro forma disclosure, the estimated fair value of the employee and director stock options is amortized to expense over the options' vesting period. Our pro forma information using SFAS No. 123 is as follows:

                                                             YEAR ENDED MARCH 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Pro forma net income...............................  $6,820,933   $5,687,154   $3,510,440
Pro forma earnings per share:
  Basic............................................        0.84         0.70         0.48
  Diluted..........................................        0.83         0.69         0.46

10. INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                             YEAR ENDED MARCH 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Current:
  Federal..........................................  $3,519,092   $3,262,042   $1,701,104
  State............................................     621,016      575,655      353,209
                                                     ----------   ----------   ----------
                                                      4,140,108    3,837,697    2,054,313
Deferred:
  Federal..........................................     893,868      278,651      453,453
  State............................................     157,742       49,174      (22,993)
                                                     ----------   ----------   ----------
                                                      1,051,610      327,825      430,460
                                                     ----------   ----------   ----------
                                                     $5,191,718   $4,165,522   $2,484,773
                                                     ==========   ==========   ==========

     A reconciliation of the provision for income taxes computed at the statutory federal income tax rate on income before extraordinary item to our effective income tax rate is as follows:

                                                             YEAR ENDED MARCH 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Federal............................................  $4,301,068   $3,451,904   $2,154,659
State, net of federal income tax benefit...........     427,011      471,093      237,077
Permanent differences..............................     309,060      263,975       36,006
Other, net.........................................     154,579      (21,450)      57,031
                                                     ----------   ----------   ----------
                                                     $5,191,718   $4,165,522   $2,484,773
                                                     ==========   ==========   ==========

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

     Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities are as follows:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Deferred income tax assets:
  Non-compete agreements and other intangibles..............  $  644,548   $  755,530
  Property and equipment....................................          --      165,798
  Allowance for doubtful accounts...........................   1,134,595    1,617,388
  Accrued expenses and other liabilities....................          --       21,210
  Other, net................................................          --       50,000
                                                              ----------   ----------
          Total deferred income tax assets..................   1,779,143    2,609,926
Deferred income tax liabilities:
  Prepaid expenses..........................................    (441,057)    (457,113)
  Property and equipment....................................    (143,180)          --
  Accrued expenses..........................................     (93,703)          --
                                                              ----------   ----------
          Total deferred income tax liabilities.............    (677,940)    (457,113)
                                                              ----------   ----------
Net deferred income tax assets..............................  $1,101,203   $2,152,813
                                                              ==========   ==========

     Income tax payments of approximately $7,005,000, $2,382,000 and $2,130,000 were made in the years ended March 31, 2000, 1999 and 1998, respectively.

11. LEASES

     We lease office, classroom and dormitory space under various operating lease agreements expiring through 2008. Certain leases contain renewal options ranging from one to five years. Rent expense totaled approximately $7,430,000, $5,775,000 and $4,396,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

     Approximate future minimum lease payments under noncancelable operating leases in effect at March 31, 2000 are as follows:

Year ending March 31,
  2001......................................................  $ 7,589,000
  2002......................................................    6,353,000
  2003......................................................    5,641,000
  2004......................................................    5,040,000
  2005......................................................    3,655,000
  Thereafter................................................    7,489,000
                                                              -----------
                                                              $35,767,000
                                                              ===========

12. EMPLOYEE BENEFIT PLAN

     We sponsor a defined contribution plan covering substantially all employees; the plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contributions allowed by the Internal Revenue Code. We match a portion of such contributions up to a maximum percentage of the employees' compensation. Our contributions to the plan and to predecessor plans assumed in the Iowa

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

Acquisition were approximately $492,000, $255,000 and $111,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

13. OTHER EXPENSES

  Contingencies

     On January 12, 1998, and prior to the acquisition, a jury verdict of $102,000 was entered against Computer Hardware Service Company, Inc. ("CHSC") in favor of a former student concerning alleged injuries suffered by the former student as a result of conduct of her fellow students and employees of CHSC's Southampton location. The Plaintiff subsequently filed a separate action seeking an award of attorney's fees and costs. A final settlement was reached in August 1998 when we agreed to pay a total of $175,000 ($100,000 was paid by our insurance carrier) in settlement of all claims including the Plaintiff's attorney's fees. All amounts, including our legal defense expenses, were paid as of March 31, 1999.

     We are also a party to routine litigation incidental to its business, including ordinary course employment litigation. Management does not believe that the resolution of any or all of such routine litigation is likely to have a material adverse effect on our financial condition or results of operations.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     We use the following methods and assumptions in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate their fair values.

     Accounts and notes receivable: The carrying amounts reported on the consolidated balance sheets for accounts and notes receivable approximate their fair values.

     Notes payable and long-term debt: The fair values of our notes payable and long-term debt are estimated using discounted cash flow analyses, based on our estimate of current borrowing rates for credit facilities with maturities which approximate the weighted average maturities for its existing long-term debt. At March 31, 2000 and 1999, the estimated fair values of our notes payable and long-term debt approximate their carrying values.

                  QUEST EDUCATION CORPORATION AND SUBSIDIARIES

15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended March 31, 2000, 1999, and 1998:

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Numerator:
  Net income...............................................  $7,459,035   $5,987,137   $3,852,461
                                                             ==========   ==========   ==========
Denominator:
  Denominator for basic earnings per share-weighted average
     shares................................................   8,088,587    8,043,303    7,382,307
Effect of dilutive securities:
  Options..................................................     134,129      163,438      214,145
  Warrants.................................................      14,088       20,225       15,703
                                                             ----------   ----------   ----------
Dilutive potential common shares(1)........................     148,217      183,663      229,848
                                                             ----------   ----------   ----------
Denominator for diluted earnings per share-adjusted
  weighted average shares..................................  $8,236,804   $8,226,966   $7,612,155
                                                             ==========   ==========   ==========
Earnings per share:
  Basic....................................................  $     0.92   $     0.74   $     0.52
                                                             ==========   ==========   ==========
  Diluted..................................................  $     0.91   $     0.73   $     0.51
                                                             ==========   ==========   ==========

---------------

(1) Warrants and stock options to purchase 110,896, 18,500 and 665,500 shares of common stock at March 31, 2000, 1999 and 1998, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for the fiscal years ended March 31, 2000 and 1999 (in thousands, except per share data):

                                                                   YEAR ENDED MARCH 31, 2000
                                                     -----------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                     -----------   -----------   -----------   -----------
Net revenues.......................................    $24,122       $26,804       $30,006       $34,324
Operating income...................................        775         1,544         5,326         6,200
Net income.........................................        309           721         2,880         3,549
Earnings per share data:
  Basic............................................       0.04          0.09          0.36          0.45
  Diluted..........................................       0.04          0.09          0.36          0.44

                                                                   YEAR ENDED MARCH 31, 1999
                                                     -----------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                     -----------   -----------   -----------   -----------
Net revenues.......................................    $18,710       $20,419       $24,878       $28,863
Operating income...................................        480         1,049         4,621         5,207
Net income.........................................         84           423         2,492         2,988
Earnings per share data:
  Basic............................................       0.01          0.05          0.31          0.36
  Diluted..........................................       0.01          0.05          0.30          0.36

     Because of the method used in calculating per share data, the quarterly per share data will not necessarily add to the per share data as computed for the year.